Form 10-Q
period 1995-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 1995-05-08
CIK 36725

                                                                               1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10Q

(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 1995

                                         or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Transition Period From __________ to ___________

Commission file number  03502

                       FIRST NATIONAL OF NEBRASKA, INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

           Nebraska                                               47-0523079
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

One First National Center   Omaha, NE                                68102
________________________________________                     ___________________
(Address of principal executive offices)                          (Zip Code)

                                (402) 341-0500
________________________________________________________________________________
             (Registrant's telephone number, including area code)

                                Not applicable
________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.    Yes        No
                               -----     -----


                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 346,767.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

Part I. Item 1. Financial Statements

Company for which filed:                   FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Balance Sheets (1) (4)


                                                           March 31, 1995      Dec 31, 1994
===========================================================================================
                                                            (Unaudited)              (NOTE)
                                                                (Amounts in Thousands)
ASSETS
Cash and Due from Banks                                        $  334,139        $  267,625
Fed Funds Sold and Other Short-Term Investments                   126,012            98,980
Securities:  Market Value of $804,898,000 at 03-31-95
  and $764,117,000 at 12-31-94                                    812,752           782,050
Loans                                                           4,139,208         3,944,807
  Less:  Allowance for loan losses                                 59,052            55,265
         Unearned income                                           11,235            10,889
                                                               ----------------------------
Net Loans                                                       4,068,921         3,878,653
Premises and Equipment                                             92,874            87,968
Other Assets                                                      163,780           146,631
                                                               ----------------------------
  TOTAL ASSETS                                                 $5,598,478        $5,261,907
                                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Interest Bearing Deposits                                  $  598,686        $  533,762
Interest Bearing Deposits                                       4,128,569         3,849,328
                                                               ----------------------------
  Total Deposits                                                4,727,255         4,383,090
Federal Funds Purchased & U.S. Treasury Notes                      50,396            99,363
Commercial Paper and Commercial Paper Based Borrowings            288,784           302,253
Other Liabilities                                                  57,789            44,539
Long-Term Debt and Other Interest-Bearing Obligations              97,902            73,446
                                                               ----------------------------
  Total Liabilities                                            $5,222,126        $4,902,691

Common Stock, par value $5 a share; 346,767 shares
  authorized, issued, and outstanding                               1,734             1,734
Additional Paid-in Capital                                          2,604             2,604
Retained Earnings                                                 372,014           354,878
                                                               ----------------------------
  Total Stockholders' Equity                                      376,352           359,216
                                                               ----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $5,598,478        $5,261,907
                                                               ============================

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

                                                                             3
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


Company for which filed:                      FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statements of Income (1)

                                                          Quarter Ended March 31
(Unaudited)                                                     1995        1994
================================================================================
                                                          (Amounts in Thousands)
Interest Income:
  Interest and fees on loans and lease financing            $149,221    $111,820
  Interest on securities:
    Taxable interest income                                   11,159       7,743
    Non-taxable interest income                                  377         422
  Interest on federal funds sold and other
    short-term investments                                     2,020         728
                                                            --------------------
    Total Interest Income                                    162,777     120,713

Interest Expense:
  Interest on deposits                                        51,724      32,879
  Interest on commercial paper and commercial
    paper based borrowings                                     4,676       1,894
  Interest on federal funds purchased and U.S.
    Treasury notes                                               910         422
  Interest on long-term debt and other obligations             1,927         973
                                                            --------------------
    Total Interest Expense                                    59,237      36,168
                                                            --------------------
Net Interest Income                                          103,540      84,545
Provision for loan losses                                     19,469      16,277
                                                            --------------------
Net Interest Income after Provision for loan losses           84,071      68,268

Other Operating Income:
  Processing services                                         11,835       9,125
  Deposit services                                             4,992       4,930
  Trust and investment services                                3,704       3,448
  Commissions                                                  4,982       4,782
  Miscellaneous                                                7,954       7,080
                                                            --------------------
    Total Other Operating Income                              33,467      29,365
                                                            --------------------
Income before Other Operating Expenses                       117,538      97,633

Other Operating Expense:
  Salaries and employee benefits                              30,622      24,201
  Loan services purchased                                     10,935       8,024
  Communications and supplies                                 15,604      12,191
  Equipment rentals, depreciation and maintenance              4,963       4,584
  Purchased processing                                         5,439       5,024
  Net occupancy expense of premises                            5,556       4,475
  Other professional services purchased                        3,378       3,257
  Federal deposit insurance                                    2,528       1,921
  Miscellaneous                                                6,566       5,464
                                                            --------------------
    Total Other Operating Expense                             85,591      69,141
                                                            --------------------
Income before Income Taxes                                    31,947      28,492

Applicable Income Taxes:
  Current                                                     12,905      11,341
  Deferred                                                    (1,446)       (878)
                                                            --------------------
    Total Income Tax Expense                                  11,459      10,463
                                                            --------------------
Net Income                                                  $ 20,488    $ 18,029
                                                            ====================
Average Shares Outstanding during Period                     346,767     346,767
Net Income per Share (2)                                      $59.08      $51.99
                                                            ====================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


Company for which filed:                        FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statement of Cash Flows (1)

(Unaudited)                                       Three Months Ended March 31
Increase/(Decrease) in Cash and Cash Equivalents          1995           1994
==============================================================================
                                                     (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $20,488        $18,029
  Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
    Provision for loan losses                           19,469         16,277
    Depreciation and amortization                        3,904          3,003
    Provision for deferred taxes                        (1,446)          (878)
    Sales of trading account securities                   ----        293,581
    Purchases of trading account securities               ----       (294,943)
    Origination of loans for resale                     (4,032)       (22,561)
    Proceeds from the sale of loans                      4,477         24,159
    Other asset and liability activity, net              9,895          7,904
                                                  ---------------------------
Net cash flows from operating activities                52,755         44,571

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of businesses (3)                         12,531           ----
  Maturities of securities held-to-maturity             86,712         70,761
  Purchases of securities held-to-maturity             (93,541)       (42,033)
  Net increase in customer loans                      (102,590)       (13,344)
  Purchases of premises and equipment                   (3,526)        (5,673)
  Other, net                                             7,090          3,292
                                                  ---------------------------
Net cash flows from investing activities               (93,324)        13,003

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in customer deposits                      176,493         60,242
  Net change in federal funds purchased                (49,167)        (8,610)
  Issuance of debt                                      30,325            158
  Principal repayments of debt                          (5,869)        (7,699)
  Net change in commercial paper and
   commercial paper based borrowings                   (14,293)       (12,036)
  Cash dividends paid                                   (3,374)        (5,326)
                                                  ---------------------------
Net cash flows from financing activities               134,115         26,729
                                                  ---------------------------
Net change in cash and cash equivalents                 93,546         84,303

Cash and cash equivalents at beginning of year         366,605        293,667
                                                  ---------------------------
Cash and cash equivalents at end of year              $460,151       $377,970
                                                  ===========================
Cash paid during the year for:
  Interest                                             $53,498        $37,641
  Income taxes                                          $2,921         $1,713

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 1995


1. The consolidated financial statements include the accounts of the Company, its wholly-owned, and substantially wholly-owned subsidiaries.

     The financial statements contained herein should be read in conjunction with the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and Form 10-K.

     The information furnished herein reflects all adjustments, which consists only of normal recurring accruals, which are, in the opinion of management, necessary to reflect a fair statement of the interim period. Certain reclassifications were made to prior years' financial statements to conform them to the improved classifications used in 1995. These reclassifications had no effect on net income.

2. Net income per share is calculated by dividing net income by the average number of shares outstanding during the period.

3. In a business combination during 1995, the Company assumed liabilities of $168,947,000 and non-cash assets of $156,416,000.

4. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as discussed herein. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Although management uses its best judgement in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

     General Assumptions: The Company assumes that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures, reprices, or represents a cash transaction between willing parties within six months or less of the measurement date.

     Securities: The fair value of the Company's securities is based on the quoted market prices at March 31, 1995 and December 31, 1994. The carrying amount and fair value of the Company's securities at March 31, 1995 was $812,752,000 and $804,898,000, respectively. The carrying amount and fair value of the Company's securities at December 31, 1994 was $782,050,000 and $764,117,000, respectively.

     Loans: The fair value of the Company's loans have been estimated using two methods: 1) as indicated earlier, the carrying amount of short-term loans approximate fair value; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of March 31, 1995 and December 31, 1994. In addition, when computing the estimated fair value for all loans, general reserves for loan losses are subtracted from the calculated fair value for consideration of credit issues. At March 31, 1995, the carrying amount and fair value of the Company's loans was $4,030,442,000 and $4,117,382,000, respectively. The carrying amount of loans for March 31, 1995 consists of gross loans of $4,139,208,000 less allowance for loan losses of $59,052,000 less net leases of $49,714,000. The fair value of loans for March 31, 1995 consists

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

     of gross loans of $4,226,148,000 less allowance for loan losses and net leases. At December 31, 1994, the carrying amount and fair value of the Company's loans was $3,840,566,000 and $3,976,700,000, respectively. The carrying amount of loans for 1994 consists of gross loans of $3,944,807,000 less allowance for loan losses of $55,265,000 less net leases of $48,976,000. The fair value of loans for 1994 consists of gross loans of $4,080,941,000 less allowance for loan losses and net leases.

     Deposits: The methodologies used to estimate the fair value of deposits are similar to the two methods used to fair value loans. Deposits are gathered in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at March 31, 1995 and December 31, 1994. The carrying amount and fair value of the Company's deposits at March 31, 1995 was $4,727,255,000 and $4,724,263,000, respectively. The carrying amount and fair value of the Company's deposits at December 31, 1994 was $4,383,090,000 and $4,416,880,000, respectively.

     Long-term Debt: The fair value of long-term debt and other interest-bearing obligations is estimated by discounting future cash flows using current market rates for similar debt instruments. The carrying amount and fair value of long-term debt and other interest-bearing obligations at March 31, 1995 was $97,902,000 and $98,482,000, respectively. The carrying amount and fair value of long-term debt and other interest-bearing obligations at December 31, 1994 was $73,446,000 and $74,123,000,
     respectively.

     Other Financial Instruments: All other financial instruments of a material nature fall into the definition of short-term and fair value is estimated as the carrying amount. The carrying amount and fair value at March 31, 1995 of cash and due from banks was $334,139,000, federal funds sold and other short-term investments was $126,012,000, and other receivables and interest earned not collected was $45,863,000, which is included in other assets. The carrying amount and fair value at December 31, 1994 of cash and due from banks was $267,625,000, federal funds sold and other short-term investments was $98,980,000, and other receivables and interest earned not collected was $51,096,000, which is included in other assets.

     The carrying amount and fair value at March 31, 1995 was $50,396,000 of federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $288,784,000, and accounts payable and accrued interest payable of $34,133,000, which is included in other liabilities. The carrying amount and fair value at December 31, 1994 was $99,363,000 of federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $302,253,000, and accounts payable and accrued interest payable of $33,033,000, which is included in other liabilities.

     Off-Balance Sheet Financial Instruments: All material amounts of off-balance sheet items are characterized as short-term instruments because of the conditions of the contract and repricing ability. The carrying value of all off-balance sheet instruments approximates the fair value. At March 31, 1995 and December 31, 1994, the Company had unused secured loan commitments of $928 million and $869 million, respectively; standby letters of credit of $42 million and $43 million, respectively; and unused consumer credit card lines of $8,100 million and $7,400 million, respectively.

     The information presented herein is based on pertinent information available to management as of March 31, 1995 and December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed significantly since that point in time.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company consists of the parent company, which is a Nebraska-based interstate bank holding company, and its consolidated subsidiaries. Its principal assets include First National Bank of Omaha; First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank & Trust Company, Kearney; Fremont National Bank & Trust Company; First National Bank, Norfolk; First National Bank of Kansas, Overland Park, Kansas; First National of Colorado, Inc., and its wholly-owned subsidiaries First National Bank, Fort Collins, Colorado and Union Colony Bank, Greeley, Colorado; and First National Bank South Dakota, Yankton, South Dakota. The Company also has nonbanking subsidiaries, which in the aggregate are not material.

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include eight national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities.

The Bank conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. First National Bank of Omaha was one of the originators of the bank credit card industry and as a result has 40 years experience in this business. The Bank's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1994, the Bank ranked among the top card issuing entities based on number of credit cards issued. Growth in volume and stable credit card loan loss ratios have proved profitable for the Company. Gross revenues associated with credit card loans have declined slightly from 59% of total gross revenues in 1992 to 56% in 1994. There is significant competition in the credit card industry from other financial institutions and from nonbanking entities. With the increased competition, there is downward pressure on rates and fees charged to cardholders. All these factors work to put pressure on the profitability of the credit card business.

The Company provides various substantial third-party processing services including automated clearinghouse transactions, merchant credit card processing, and check processing. The Company has increased fee income through the significant expansion of these services. With the increased volumes processed, the Company is subjected to greater pricing and technology risks. The Company continues to closely monitor the risks and competitive conditions.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

CAPITAL RESOURCES:

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal regulations. Generally, these regulations are: 1) 3% for Tier I capital to total assets (as defined); 2) 4% for Tier I capital to risk-adjusted assets; and 3) 8% for Total capital (as defined) to risk-adjusted assets. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at December 31, 1994.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed a significant amount of new regulation on the banking industry. A substantial part of FDICIA's regulatory restrictions is focused on the capital level of financial institutions and the relative risk of their assets and liabilities. Most of the regulatory mandates of FDICIA now have been implemented by the federal banking agencies through final regulations. These include regulations relating to corrective regulatory action, standards of safety and soundness and various deposit insurance reforms.

Under federal banking laws and regulations, the Company's banking subsidiaries are reviewed pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At March 31, 1995, First National Bank of Omaha and all other banking subsidiaries of the Company exceeded these minimum requirements for the top-rated well-capitalized category established by the supervisory agencies.

At periodic intervals, the banking regulators routinely examine the financial statements of the Company and its subsidiaries as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct the financial statements to be adjusted in accordance with their findings. The regulators have not proposed material adjustments to the financial statements this year nor in prior years.

LIQUIDITY AND INTEREST MARGIN MANAGEMENT:

The Company and its banking subsidiaries closely manage liquidity and interest margins.

Liquidity is the management of funding demands for loan growth and deposit withdrawals balanced against funds generated by loan repayments, the maturity of investment securities and core deposit growth. The Company believes liquidity is found on both sides of the balance sheet.

Liquidity is evaluated by the Company using three distinct processes: addressing daily liquidity needs; the use of non-core deposits; and expected loan demands against liquidity. The Company evaluates its interest margin in conjunction with liquidity. The Company does not use financial instruments such as hedges, swaps, futures, or other derivative products. Computer-based models are utilized to forecast how potential interest rate scenarios and balance sheet strategies will interact with the Company's liquidity and interest margin requirements.

The Company maintains commercial paper throughout the year. At March 31, 1995, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $288,784,000 was outstanding and maturing in 45 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


INTEREST SENSITIVITY ANALYSIS:

                                                     Greater than
                                         Three       Three Months    One Year
                                         Months       Less Than      Through        Over
                                         Or Less       One Year     Five Years   Five Years     TOTAL
=======================================================================================================
                                                     (Amounts in Thousands Except Percents)
    As of March 31, 1995:
    Earning assets:
        Investment activities              243,608      196,106        478,649       20,401     938,764
        Lending activities               2,998,511      396,725        614,096      129,876   4,139,208
                                         --------------------------------------------------------------
      Total earning assets               3,242,119      592,831      1,092,745      150,277   5,077,972
      Interest bearing liabilities       2,120,712      982,758      1,439,803       22,378   4,565,651
                                         --------------------------------------------------------------
      Interest sensitive GAP             1,121,407     (389,927)      (347,058)     127,899     512,321

    GAP as a percent of total
      earning assets                          22.1%        (7.7)%         (6.8)%        2.5%       10.1%
                                         ==============================================================
    Cumulative Interest sensitive GAP    1,121,407      731,480        384,422      512,321
    Cumulative GAP as a percent
      of total earning assets                 22.1%        14.4%           7.6%        10.1%
                                         ==============================================================

The Company closely monitors the repricing of assets and liabilities to obtain an acceptable interest spread in periods of rising or falling rates. Through the use of product selection and product pricing the Company manages asset and liability volumes and interest spreads.

RESULTS OF OPERATIONS

Interest Income and Interest Expense:

The 34.85% increase in total interest income between the quarters ended March 31, 1994 and March 31, 1995, is the result of a 29.93% increase in earning assets.

The first quarter interest expense has increased 63.78% from 1994 to 1995 due to a increase in paying liabilities volume and increase in market rates. Interest-bearing deposit volume increased by 30.01% and long-term debt volume increased by 78.68%.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


Provision for loan losses:

The Company evaluates its allowance for loan losses on a monthly basis. Management's assessment of loan losses allowance adequacy is based upon a review of numerous items including: collateral values, delinquencies, non-accruals, and payment histories.

Loan loss provision increased 19.61% between first quarter 1994 and first quarter 1995. The effect of a 29.62% increase in gross loan volume was offset by an improvement in credit quality for bankcard and non-bankcard loans for the period of March 31, 1994 to March 31, 1995.

Other Operating Income:

Total other operating income rose 13.97% above the first quarter of 1994. Due to increased volumes of processed items for new and existing customers, processing services income rose 29.70%. Income related to other miscellaneous income also grew as a result of the general growth of the company.

Other Operating Expense:

Loan services purchased expenses increased by 36.28% due to processing additional loan volumes, and the promotion and acquisition of new loan relationships. Expenses related to salaries, purchased processing, occupancy, communications, supplies, equipment rentals, depreciation and maintenance, federal deposit insurance, and other miscellaneous expense grew as a result of the general growth of the company.

Accounting:

Statement of Financial Accounting Standards No. 114 (SFAS114), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 (SFAS118), are effective for fiscal years beginning after December 15, 1994. These Statements require that qualifying impaired loans be measured based on the present value of expected future cash flows discounted at either the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company adopted these Statements on January 1, 1995 with no material impact to its consolidated financial statements.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



Part II.  Other Information

   Items 1,2,3,4,5, and 6(b):
- - -----------------------------
                         Not applicable or negative response.

   Item 6(a):
- - -------------
                         The Articles of Incorporation and By-Laws of the Parent Company (previously filed as Exhibit Nos. 1 and 2, respectively, to Form 10-K filed with the Securities Exchange Commission by the Company on March 31, 1993) are incorporated herein by reference.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST NATIONAL OF NEBRASKA, INC.



                                 By            Bruce R. Lauritzen
                                    -----------------------------------------
                                               Bruce R. Lauritzen
                                    President/Treasurer, Principal Accounting
                                       and Financial Officer, and Director



Dated:  May 1, 1995
        -----------------------