Form 10-Q
period 1995-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 1995-08-11
CIK 36725

                                                                              1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10Q



    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1995

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Transition Period From ______ to ______

COMMISSION FILE NUMBER  03502

                       FIRST NATIONAL OF NEBRASKA, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Nebraska                                            47-0523079
- ----------------------------                          --------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One First National Center      Omaha, NE                         68102
- -------------------------------------------------     --------------------------
(Address of principal executive offices)                      (Zip Code)

                                (402) 341-0500
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes X     No
                                                         ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                               Yes      No
                                                         ---     ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 346,767.

                                                                               2
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

Part I.  Item 1.  Financial Statements


  Company for which filed:                      FIRST NATIONAL OF NEBRASKA, INC.

  Condensed Consolidated Balance Sheets (1) (4)

                                                            June 30, 1995   Dec 31, 1994
========================================================================================
                                                              (Unaudited)         (NOTE)
                                                                (Amounts in Thousands)
   ASSETS
   Cash and Due from Banks                                     $  250,346     $  267,625
   Fed Funds Sold and Other Short-Term Investments                188,520         98,980
   Securities:  Market Value of $738,666,000 at 06-30-95
      and $764,117,000 at 12-31-94                                736,436        782,050
   Loans                                                        4,341,466      3,944,807
      Less:  Allowance for loan losses                             62,402         55,265
             Unearned income                                       11,948         10,889
                                                               -------------------------
   Net Loans                                                    4,267,116      3,878,653
   Premises and Equipment                                          99,890         87,968
   Other Assets                                                   160,000        146,631
                                                               -------------------------
     TOTAL ASSETS                                              $5,702,308     $5,261,907
                                                               =========================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Non-Interest Bearing Deposits                               $  540,187     $  533,762
   Interest Bearing Deposits                                    4,293,422      3,849,328
                                                               -------------------------
     Total Deposits                                             4,833,609      4,383,090
   Federal Funds Purchased & U.S. Treasury Notes                   35,525         99,363
   Commercial Paper and Commercial Paper Based Borrowings         284,334        302,253
   Other Liabilities                                               65,764         44,539
   Long-Term Debt and Other Interest-Bearing Obligations           92,449         73,446
                                                               -------------------------
     Total Liabilities                                         $5,311,681     $4,902,691


   Common Stock, par value $5 a share; 346,767 shares
     authorized, issued, and outstanding                            1,734          1,734
   Additional Paid-in Capital                                       2,604          2,604
   Retained Earnings                                              386,289        354,878
                                                               -------------------------
     Total Stockholders' Equity                                   390,627        359,216
                                                               -------------------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $5,702,308     $5,261,907
                                                               =========================



NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


Company for which filed:                                             FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statements of Income (1)      Quarter Ended June 30      Six Months Ended June 30
    (Unaudited)                                          1995          1994          1995          1994
========================================================================================================
Interest Income:
 Interest and fees on loans and lease financing      $156,675      $117,074      $305,896      $228,894
 Interest on securities:
   Taxable interest income                             11,152         7,709        22,311        15,452
   Non-taxable interest income                            450           391           827           813
 Interest on federal funds sold and other
   short-term investments                               2,492         1,113         4,512         1,842
                                                     ---------------------------------------------------
     Total Interest Income                            170,769       126,287       333,546       247,001

Interest Expense:
 Interest on deposits                                  57,544        34,477       109,268        67,355
 Interest on commercial paper and commercial
   paper based borrowings                               4,714         1,656         9,390         3,550
 Interest on federal funds purchased and U.S.
   Treasury notes                                         932           554         1,842           976
 Interest on long-term debt and other obligations       2,104           951         4,031         1,925
                                                     ---------------------------------------------------
   Total Interest Expense                              65,294        37,638       124,531        73,806
                                                     ---------------------------------------------------

Net Interest Income                                   105,475        88,649       209,015       173,195
Provision for loan losses                              24,116        17,179        43,585        33,457
                                                     ---------------------------------------------------
Net Interest Income after Provision for loan losses    81,359        71,470       165,430       139,738

Other Operating Income:
 Processing services                                   14,941        10,956        26,776        20,081
 Deposit services                                       4,638         5,078         9,630        10,008
 Trust and investment services                          3,769         3,437         7,473         6,886
 Commissions                                            1,510         1,068         6,492         5,850
 Miscellaneous                                         15,534         6,253        23,488        13,333
                                                     ---------------------------------------------------
   Total Other Operating Income                        40,392        26,792        73,859        56,158
                                                     ---------------------------------------------------
Income before Other Operating Expenses                121,751        98,262       239,289       195,896

Other Operating Expense:
 Salaries and employee benefits                        28,819        23,673        59,441        47,874
 Loan services purchased                               19,180         9,361        30,115        17,385
 Communications and supplies                           12,829        12,385        28,433        24,576
 Equipment rentals, depreciation and maintenance        5,738         4,776        10,701         9,360
 Purchased processing                                   5,129         5,079        10,568        10,103
 Net occupancy expense of premises                      5,856         4,318        11,412         8,793
 Other professional services purchased                  2,473         2,855         5,851         5,553
 Federal deposit insurance                              2,165         2,189         4,693         4,111
 Miscellaneous                                          7,470         4,455        14,036        10,477
                                                     ---------------------------------------------------
   Total Other Operating Expense                       89,659        69,091       175,250       138,232
                                                     ---------------------------------------------------
Income before Income Taxes                             32,092        29,171        64,039        57,664

Applicable Income Taxes:
 Current                                               15,085        12,738        27,990        24,079
 Deferred                                              (2,768)       (1,559)       (4,214)       (2,436)
                                                     ---------------------------------------------------
   Total Income Tax Expense                            12,317        11,179        23,776        21,643
                                                     ---------------------------------------------------
Net Income                                            $19,775       $17,992       $40,263       $36,021
                                                     ===================================================
Average Shares Outstanding during Period              346,767       346,767       346,767       346,767
Net Income per Share (2)                               $57.03        $51.88       $116.11       $103.88
                                                     ===================================================

                                                                               4
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

Company for which filed:                                           FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statement of Cash Flows (1)
(Unaudited)                                                                 Six Months Ended June 30
Increase/(Decrease) in Cash and Cash Equivalents                                1995           1994
====================================================================================================
                                                                             (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $40,263        $36,021
 Adjustments to reconcile net income to net cash
  provided/(used) by operating activities:
   Provision for loan losses                                                  43,585         33,457
   Depreciation and amortization                                               5,663          5,986
   Provision for deferred taxes                                               (4,214)        (2,436)
   Sales of trading account securities                                          ----        461,547
   Purchases of trading account securities                                      ----       (462,921)
   Origination of loans for resale                                            (9,975)       (21,770)
   Proceeds from the sale of loans                                            10,259         30,609
   Other asset and liability activity, net                                    17,917         (1,060)
                                                                            ------------------------
Net cash flows from operating activities                                     103,498         79,433

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of businesses (3)                                                28,041        109,946
 Maturities of securities held-to-maturity                                   202,014        107,803
 Purchases of securities held-to-maturity                                   (130,544)       (80,191)
 Net increase in customer loans                                             (325,211)      (189,349)
 Purchases of premises and equipment                                         (13,198)       (12,541)
 Other, net                                                                   12,886             89
                                                                            ------------------------
Net cash flows from investing activities                                    (226,012)       (64,243)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in customer deposits                                             282,847         62,959
 Net change in federal funds purchased                                       (64,038)         8,190
 Issuance of debt                                                             15,204         21,220
 Principal repayments of debt                                                (11,844)       (19,408)
 Net change in commercial paper and
    commercial paper based borrowings                                        (18,472)       (15,608)
 Cash dividends paid                                                          (8,922)       (10,576)
                                                                            ------------------------
Net cash flows from financing activities                                     194,775         46,777
                                                                            ------------------------
Net change in cash and cash equivalents                                       72,261         61,967

Cash and cash equivalents at beginning of year                               366,605        293,667
                                                                            ------------------------
Cash and cash equivalents at end of year                                    $438,866       $355,634
                                                                            ========================
Cash paid during the year for:
 Interest                                                                   $118,399        $73,734
 Income taxes                                                                $26,734        $22,855

  NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase to assets and liablilities for prior business acquisitions(3)     $15,198           ----

                                                                               5
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1995

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

3. In a business combination during 1995, the Company assumed liabilities of $169,394,000 and non-cash assets of $156,551,000.

4. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as discussed herein. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

    General Assumptions: The Company assumes that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures, reprices, or represents a cash transaction between willing parties within six months or less of the measurement date.

    Securities: The fair value of the Company's securities is based on the quoted market prices at June 30, 1995 and December 31, 1994. The carrying amount and fair value of the Company's securities at June 30, 1995 was $736,436,000 and $738,666,000, respectively. The carrying amount and fair value of the Company's securities at December 31, 1994 was $782,050,000 and 764,117,000, respectively.

    Loans: The fair value of the Company's loans have been estimated using two methods: 1) as indicated earlier, the carrying amount of short-term loans approximate fair value; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of June 30, 1995 and December 31, 1994. In addition, when computing the estimated fair value for all loans, general reserves for loan losses are subtracted from the calculated fair value for consideration of credit issues. At June 30, 1995, the carrying amount and fair value of the Company's loans was $4,230,121,000 and $4,340,779,000, respectively. The carrying amount of loans for June 30, 1995 consists of gross loans of $4,341,466,000 less allowance for loan losses of $62,402,000 less net leases of $48,943,000. The fair value of loans for June 30, 1995 consists

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    of gross loans of $4,452,124,000 less allowance for loan losses and net leases. At December 31, 1994, the carrying amount and fair value of the Company's loans was $3,840,566,000 and $3,976,700,000, respectively. The carrying amount of loans for 1994 consists of gross loans of $3,944,807,000 less allowance for loan losses of $55,265,000 less net leases of $48,976,000. The fair value of loans for 1994 consists of gross loans of $4,080,941,000 less allowance for loan losses and net leases.

    Deposits: The methodologies used to estimate the fair value of deposits are similar to the two methods used to fair value loans. Deposits are gathered in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at June 30, 1995 and December 31, 1994. The carrying amount and fair value of the Company's deposits at June 30, 1995 was $4,833,609,000 and $4,853,280,000, respectively. The carrying amount and fair value of the Company's deposits at December 31, 1994 was $4,383,090,000 and $4,416,880,000, respectively.

    Long-term Debt: The fair value of long-term debt and other interest-bearing obligations is estimated by discounting future cash flows using current market rates for similar debt instruments. The carrying amount and fair value of long-term debt and other interest-bearing obligations at June 30, 1995 was $92,449,000 and $93,311,000, respectively. The carrying amount and fair value of long-term debt and other interest-bearing obligations at December 31, 1994 was $73,446,000 and $74,123,000,
    respectively.

    Other Financial Instruments: All other financial instruments of a material nature fall into the definition of short-term and fair value is estimated as the carrying amount. The carrying amount and fair value at June 30, 1995 of cash and due from banks was $250,346,000, federal funds sold and other short-term investments was $188,520,000, and other receivables and interest earned not collected was $44,524,000, which is included in other assets. The carrying amount and fair value at December 31, 1994 of cash and due from banks was $267,625,000, federal funds sold and other short-term investments was $98,980,000, and other receivables and interest earned not collected was $51,096,000, which is included in other assets.

    The carrying amount and fair value at June 30, 1995 was $35,525,000 of federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $284,334,000, and accounts payable and accrued interest payable of $35,292,000, which is included in other liabilities. The carrying amount and fair value at December 31, 1994 was $99,363,000 of federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $302,253,000, and accounts payable and accrued interest payable of $33,033,000, which is included in other liabilities.

    Off-Balance Sheet Financial Instruments: All material amounts of off-balance sheet items are characterized as short-term instruments because of the conditions of the contract and repricing ability. The carrying value of all off-balance sheet instruments approximates the fair value. At June 30, 1995 and December 31, 1994, the Company had unused secured loan commitments of $974 million and $869 million, respectively; standby letters of credit of $33 million and $43 million, respectively; and unused consumer credit card lines of $8,400 million and $7,400 million, respectively.

    The information presented herein is based on pertinent information available to management as of June 30, 1995 and December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed significantly since that point in time.

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

                                                                               8
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

    CAPITAL RESOURCES:

    The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal regulations. Generally, these regulations are: 1) 3% for Tier I capital to total assets (as defined); 2) 4% for Tier I capital to risk-adjusted assets; and 3) 8% for Total capital (as defined) to risk-adjusted assets. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at June 30, 1995.

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

    Under federal banking laws and regulations, the Company's banking subsidiaries are reviewed pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At June 30, 1995, First National Bank of Omaha and all other banking subsidiaries of the Company exceeded these minimum requirements for the top-rated well-capitalized category established by the supervisory agencies.

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

    The Company maintains commercial paper throughout the year. At June 30, 1995, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $284,334,000 was outstanding and maturing in 76 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



INTEREST SENSITIVITY ANALYSIS:

                                                   Greater than
                                       Three       Three Months     One Year
                                       Months       Less Than       Through          Over
                                      Or Less        One Year      Five Years     Five Years       TOTAL
===========================================================================================================
                                                 (Amounts in Thousands Except Percents)
As of June 30, 1995:
Earning assets:
    Investment activities              243,304        222,986        438,489         20,177        924,956
    Lending activities               3,140,104        440,021        564,974        196,367      4,341,466
                                     ----------------------------------------------------------------------
  Total earning assets               3,383,408        663,007      1,003,463        216,544      5,266,422
  Interest bearing liabilities       2,002,926      1,068,204      1,612,411         22,189      4,705,730
                                     ----------------------------------------------------------------------
  Interest sensitive GAP             1,380,482       (405,197)      (608,948)       194,355        560,692

GAP as a percent of total
     earning assets                       26.2%          -7.7%         -11.6%           3.7%          10.6%
                                     ======================================================================
Cumulative Interest sensitive GAP    1,380,482        975,285        366,337        560,692
Cumulative GAP as a percent
     of total earning assets              26.2%          18.5%           6.9%          10.6%
                                     ======================================================================

The Company closely monitors the repricing of assets and liabilities to obtain an acceptable interest spread in periods of rising or falling rates. Through the use of product selection and product pricing the Company manages asset and liability volumes and interest spreads.



RESULTS OF OPERATIONS

Interest Income and Interest Expense:

The 35.22% increase in total interest income between the quarters ended June 30, 1994 and June 30, 1995, is the result of a 28.86% increase in earning assets.

The second quarter interest expense has increased 73.48% from 1994 to 1995 due to a increase in paying liabilities volume. Interest-bearing deposit volume increased by 28.07%, long-term debt volume increased by 44.13%, and commercial paper and commercial paper based borrowings increased by 89.68%.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

Provision for loan losses:

The Company evaluates its allowance for loan losses on a monthly basis. Management's assessment of loan loss allowance adequacy is based upon a review of numerous items including: collateral values, delinquencies, non-accruals, and payment histories.

Loan loss provision increased 40.38% between second quarter 1994 and second quarter 1995 due to a 29.69% increase in gross loan volume and management's desire to increase the reserves in keeping with an anticipated downturn in the economy.

Other Operating Income:

Total other operating income rose 50.76% above the second quarter of 1994. Due to increased volumes of processed items for new and existing customers, processing services income rose 36.37%. Commission income increased 41.39% due to a growth in volume. Income related to other miscellaneous income also increased as a result of the general growth of the company.

Other Operating Expense:

Loan services purchased expenses increased by 104.89% due to processing additional loan volumes, and the promotion and acquisition of new loan relationships. Expenses related to salaries, equipment rentals, depreciation and maintenance, occupancy, and other miscellaneous expense increased as a result of the general growth of the company which was partially offset by a decrease in other professional services of 13.38%.

Accounting:

Statement of Financial Accounting Standards No. 114 (SFAS114), "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118 (SFAS118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", are effective for fiscal years beginning after December 15, 1994. These Statements require that qualifying impaired loans be measured based on the present value of expected future cash flows discounted at either the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company adopted these Statements on January 1, 1995 with no material impact to its consolidated financial statements.

Statement of Financial Accounting Standards No. 121 (SFAS121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", is effective for fiscal years beginning after December 15, 1995. SFAS121 requires qualifying long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes that the adoption of this Statement will not have a material impact to its consolidated financial statements.

Statement of Financial Accounting Standards No. 122 (SFAS122), "Accounting for Mortgage Servicing Rights", is effective for fiscal years beginning after December 15, 1995. SFAS122 requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This Statement also requires a mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company believes that the adoption of this Statement will not have a material impact to its consolidated financial statements.

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



PART II.  OTHER INFORMATION


  Items 1,2,3,4,5, and 6(b):
- ----------------------------
                      Not applicable or negative response.


  Item 6(a):
- ------------
                      The Articles of Incorporation and By-Laws of the Parent Company (previously filed as Exhibit Nos. 1 and 2, respectively, to Form 10-K filed with the Securities Exchange Commission by the Company on March 31, 1993) are incorporated herein by reference.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST NATIONAL OF NEBRASKA, INC.



                                  By  /s/ Bruce R. Lauritzen
                                     -------------------------------------------
                                                   Bruce R. Lauritzen
                                       President/Treasurer, Principal Accounting
                                          and Financial Officer, and Director



Dated:    August 7, 1995
        ------------------