Form 10-Q
period 1995-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 1995-10-24
CIK 36725

                                                                               1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
        From __________ to __________

Commission file number  03502

                       FIRST NATIONAL OF NEBRASKA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Nebraska                                          47-0523079
-------------------------------                    -----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

One First National Center        Omaha, NE                     68102
------------------------------------------------   -----------------------------
(Address of principal executive offices)                     (Zip Code)

                                (402) 341-0500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

                                                                               2
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

Part I.  Item 1.  Financial Statements


     Company for which filed:                           FIRST NATIONAL OF NEBRASKA, INC.

     Condensed Consolidated Balance Sheets (1) (4)
                                                              September 30, 1995    Dec 31, 1994
=================================================================================================
                                                                    (Unaudited)            (NOTE)

                                                                       (Amounts in Thousands)
     ASSETS
     Cash and Due from Banks                                        $  236,749        $  267,625
     Fed Funds Sold and Other Short-Term Investments                   171,690            98,980
     Securities:  Market Value of $834,973,000 at 09-30-95
        and $764,117,000 at 12-31-94                                   832,709           782,050
     Loans                                                           4,398,872         3,944,807
        Less:  Allowance for loan losses                                64,915            55,265
               Unearned income                                          11,380            10,889
                                                                    ----------------------------
     Net Loans                                                       4,322,577         3,878,653
     Premises and Equipment                                            102,073            87,968
     Other Assets                                                      169,612           146,631
                                                                    ----------------------------
       TOTAL ASSETS                                                 $5,835,410        $5,261,907
                                                                    ============================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Non-Interest Bearing Deposits                                  $  540,143        $  533,762
     Interest Bearing Deposits                                       4,391,704         3,849,328
                                                                    ----------------------------
        Total Deposits                                               4,931,847         4,383,090
     Federal Funds Purchased & U.S. Treasury Notes                      56,121            99,363
     Commercial Paper and Commercial Paper Based Borrowings            284,690           302,253
     Other Liabilities                                                  68,735            46,519
     Long-Term Debt and Other Interest-Bearing Obligations              86,234            71,466
                                                                    ----------------------------
       Total Liabilities                                            $5,427,627        $4,902,691



     Common Stock, par value $5 a share; 346,767 shares
        authorized, issued, and outstanding                              1,734             1,734
     Additional Paid-in Capital                                          2,604             2,604
     Retained Earnings                                                 403,445           354,878
                                                                    ----------------------------

        Total Stockholders' Equity                                     407,783           359,216
                                                                    ----------------------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $5,835,410        $5,261,907
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

                                                                               3
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

Company for which filed:                                             FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statements of Income (1)        Quarter Ended Sept 30      Nine Months Ended Sept 30
     (Unaudited)                                          1995           1994           1995          1994
============================================================================================================
Interest Income:
  Interest and fees on loans and lease financing      $162,820       $125,747       $468,716      $354,641
  Interest on securities:
      Taxable interest income                           11,416          7,638         33,727        23,090
      Non-taxable interest income                          346            366          1,173         1,179
  Interest on federal funds sold and other
      short-term investments                             3,184          1,899          7,696         3,741
                                                      ----------------------------------------------------
       Total Interest Income                           177,766        135,650        511,312       382,651

Interest Expense:
  Interest on deposits                                  62,360         39,516        171,628       106,871
  Interest on commercial paper and commercial
      paper based borrowings                             4,557          1,994         13,947         5,544
  Interest on federal funds purchased and U.S.
      Treasury notes                                       796            601          2,638         1,577
  Interest on long-term debt and other obligations       1,839          1,075          5,870         3,000
                                                      ----------------------------------------------------
       Total Interest Expense                           69,552         43,186        194,083       116,992
                                                      ----------------------------------------------------
Net Interest Income                                    108,214         92,464        317,229       265,659
Provision for loan losses                               27,544         16,380         71,129        49,837
                                                      ----------------------------------------------------
Net Interest Income after Provision for losses          80,670         76,084        246,100       215,822

Other Operating Income:
  Processing services                                   18,859         11,600         45,635        31,681
  Deposit services                                       4,511          5,055         14,141        15,063
  Trust and investment services                          3,772          3,373         11,245        10,259
  Commissions                                            1,798          1,150          8,290         7,000
  Miscellaneous                                         11,660          7,748         35,148        21,081
                                                      ----------------------------------------------------
        Total Other Operating Income                    40,600         28,926        114,459        85,084
                                                      ----------------------------------------------------
Income before Other Operating Expenses                 121,270        105,010        360,559       300,906

Other Operating Expense:
  Salaries and employee benefits                        30,249         24,469         89,690        72,343
  Loan services purchased                               18,406         10,392         48,521        27,777
  Communications and supplies                           13,940         12,764         42,373        37,340
  Equipment rentals, depreciation and maintenance        7,079          4,561         17,780        13,921
  Purchased processing                                   5,498          5,291         16,066        15,394
  Net occupancy expense of premises                      3,587          4,608         14,999        13,401
  Other professional services purchased                  3,116            717          8,967         7,392
  Federal deposit insurance                               (218)         2,198          4,475         6,309
  Miscellaneous                                          7,245          5,777         21,281        15,132
                                                      ----------------------------------------------------
        Total Other Operating Expense                   88,902         70,777        264,152       209,009
                                                      ----------------------------------------------------
Income before Income Taxes                              32,368         34,233         96,407        91,897

Applicable Income Taxes:
  Current                                               13,261         12,990         41,251        37,069
  Deferred                                                (824)          (154)        (5,038)       (2,590)
                                                      ----------------------------------------------------
        Total Income Tax Expense                        12,437         12,836         36,213        34,479
                                                      ----------------------------------------------------
Net Income                                             $19,931        $21,397        $60,194       $57,418
                                                      ====================================================
Average Shares Outstanding during Period               346,767        346,767        346,767       346,767
Net Income per Share (2)                                $57.48         $61.70        $173.59       $165.58
                                                      ====================================================

                                                                               4
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

Company for which filed:                                                    FIRST NATIONAL OF NEBRASKA, INC.

Condensed Consolidated Statement of Cash Flows (1)
(Unaudited)                                                                   Nine Months Ended Sept 30
Increase/(Decrease) in Cash and Cash Equivalents                                 1995              1994
=======================================================================================================
                                                                               (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $60,194           $57,418
   Adjustments to reconcile net income to net cash
    provided/(used) by operating activities:
     Provision for loan losses                                                 71,129            49,837
     Depreciation and amortization                                             16,020             9,932
     Provision for deferred taxes                                              (5,038)           (2,590)
     Sales of trading account securities                                         ----           661,024
     Purchases of trading account securities                                     ----          (655,607)
     Origination of loans for resale                                          (23,991)          (54,234)
     Proceeds from the sale of loans                                           25,879            63,713
     Securitization of loans                                                   43,000              ----
     Other asset and liability activity, net                                    8,862            (1,907)
                                                                             --------------------------
Net cash flows from operating activities                                      196,055           127,586

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses (3)                                               28,041           104,832
   Maturities of securities held-to-maturity                                  247,730           156,629
   Purchases of securities held-to-maturity                                  (274,867)         (143,253)
   Sales of securities available-for-sale                                        ----             4,793
   Net increase in customer loans                                            (442,862)         (447,634)
   Purchases of premises and equipment                                        (19,075)          (19,634)
   Other, net                                                                     792             5,471
                                                                             --------------------------
Net cash flows from investing activities                                     (460,241)         (338,796)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in customer deposits                                            381,085           333,091
   Net change in federal funds purchased                                      (43,442)          (18,339)
   Issuance of debt                                                            38,320            35,588
   Principal repayments of debt                                               (40,060)          (30,113)
   Net change in commercial paper and
     commercial paper based borrowings                                        (18,187)           46,184
   Cash dividends paid                                                        (11,696)          (13,201)
                                                                             --------------------------
Net cash flows from financing activities                                      306,020           353,210
                                                                             --------------------------
Net change in cash and cash equivalents                                        41,834           142,000

Cash and cash equivalents at beginning of year                                366,605           293,667
                                                                             --------------------------
Cash and cash equivalents at end of year                                     $408,439          $435,667
                                                                             ==========================
Cash paid during the year for:
  Interest                                                                   $185,849          $113,875
  Income taxes                                                                $40,851           $34,439

NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase to assets and liablilities for business and property acquisitions    $25,950              ----

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1995

1. The consolidated financial statements of First National of Nebraska and subsidiaries (the Company) include the accounts of the parent company; its substantially wholly-owned subsidiary, First National Bank of Omaha and its wholly-owned subsidiaries (the Bank); its wholly-owned other banking subsidiaries; and its nonbanking subsidiaries. All material intercompany transactions, profits and balances have been eliminated.

    The financial statements contained herein should be read in conjunction with the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and Form 10-K.

    The information furnished herein reflects all adjustments, which consists only of normal recurring accruals, which are, in the opinion of management, necessary to reflect a fair statement of the interim period. Certain reclassifications were made to prior year's financial statements to conform them to the improved classifications used in 1995. These reclassifications had no effect on net income.

2. Net income per share is calculated by dividing net income by the average number of shares outstanding during the period.

3. In business combinations during 1995, the Company assumed liabilities of $169,394,000 and non-cash assets of $156,551,000.

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

    Securities: The fair value of the Company's securities is based on the quoted market prices at September 30, 1995 and December 31, 1994. The carrying amount and fair value of the Company's securities at September 30, 1995 was $832,709,000 and $834,973,000, respectively. The carrying amount and fair value of the Company's securities at December 31, 1994 was $782,050,000 and $764,117,000, respectively.

    Loans: The fair value of the Company's loans have been estimated using two methods: 1) as indicated earlier, the carrying amount of short-term loans approximate fair value; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are gathered by homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers as of September 30, 1995 and December 31, 1994. In addition, when computing the estimated fair value for all loans, general reserves for loan losses are subtracted from the calculated fair value for consideration of credit issues. At September 30, 1995, the carrying amount and

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

fair value of the Company's loans was $4,284,971,000 and $4,439,027,000, respectively. The carrying amount of loans for September 30, 1995 consists of gross loans of $4,398,872,000 less allowance for loan losses of $64,915,000 less net leases of $48,986,000. The fair value of loans for September 30, 1995 consists of gross loans of $4,552,928,000 less allowance for loan losses and net leases. At December 31, 1994, the carrying amount and fair value of the Company's loans was $3,840,566,000 and $3,976,700,000, respectively. The carrying amount of loans for 1994 consists of gross loans of $3,944,807,000 less allowance for loan losses of $55,265,000 less net leases of $48,976,000. The fair value of loans for 1994 consists of gross loans of $4,080,941,000 less allowance for loan losses and net leases.

Deposits: The methodologies used to estimate the fair value of deposits are similar to the two methods used to fair value loans. Deposits are gathered in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at September 30, 1995 and December 31, 1994. The carrying amount and fair value of the Company's deposits at September 30, 1995 was $4,931,847,000 and $4,957,910,000,
respectively. The carrying amount and fair value of the Company's deposits at December 31, 1994 was $4,383,090,000 and $4,416,880,000, respectively.

Long-term Debt: The fair value of long-term debt and other interest-bearing obligations is estimated by discounting future cash flows using current market rates for similar debt instruments. The carrying amount and fair value of long-term debt and other interest-bearing obligations at September 30, 1995 was $86,234,000 and $87,045,000, respectively. The carrying amount and fair value of long-term debt and other interest-bearing obligations at December 31, 1994 was $71,466,000 and $72,143,000, respectively.

Other Financial Instruments: All other financial instruments of a material nature fall into the definition of short-term and fair value is estimated as the carrying amount. The carrying amount and fair value at September 30, 1995 of cash and due from banks was $236,749,000, federal funds sold and other short-term investments was $171,690,000, and other receivables and interest earned not collected was $55,285,000, which is included in other assets. The carrying amount and fair value at December 31, 1994 of cash and due from banks was $267,625,000, federal funds sold and other short-term investments was $98,980,000, and other receivables and interest earned not collected was $51,096,000, which is included in other assets.

The carrying amount and fair value at September 30, 1995 was $56,121,000 for federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $284,690,000, and accounts payable and accrued interest payable of $37,399,000, which is included in other liabilities. The carrying amount and fair value at December 31, 1994 was $99,363,000 for federal funds purchased and U.S. Treasury notes, commercial paper and commercial paper based borrowings of $302,253,000, and accounts payable and accrued interest payable of $33,033,000, which is included in other liabilities.

Off-Balance Sheet Financial Instruments: All material amounts of off-balance sheet items are characterized as short-term instruments because of the conditions of the contract and repricing ability. The carrying value of all off-balance sheet instruments approximates the fair value. At September 30, 1995 and December 31, 1994, the Company had unused secured loan commitments of $964 million and $869 million, respectively; standby letters of credit of $36 million and $43 million, respectively; and unused consumer credit card lines of $9,000 million and $7,400 million, respectively.

The information presented herein is based on pertinent information available to management as of September 30, 1995 and December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed significantly since that point in time.

                                                                               7
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


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

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include seven national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities.

The Bank conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. First National Bank of Omaha was one of the originators of the bank credit card industry and as a result has over 40 years experience in this business. The Bank's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1994, the Bank ranked among the top card issuing entities based on number of credit cards issued. Growth in volume and stable credit card loan loss ratios have proved profitable for the Company. Gross revenues associated with credit card loans have declined slightly from 59% of total gross revenues in 1992 to 56% in 1994. There is significant competition in the credit card industry from other financial institutions and from nonbanking entities. With the increased competition, there is downward pressure on rates and fees charged to cardholders. All these factors work to put pressure on the profitability of the credit card business.

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

                                                                               8
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

CAPITAL RESOURCES:

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal regulations. Generally, these regulations are: 1) 3% for Tier I capital to total assets (as defined); 2) 4% for Tier I capital to risk-adjusted assets; and 3) 8% for Total capital (as defined) to risk-adjusted assets. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at September 30, 1995.

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

Under federal banking laws and regulations, the Company's banking subsidiaries are reviewed pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At September 30, 1995, First National Bank of Omaha and all other banking subsidiaries of the Company exceeded these minimum requirements for the top-rated well-capitalized category established by the supervisory agencies.

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

The Company maintains commercial paper throughout the year. At September 30, 1995, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $284,690,000 was outstanding and maturing in 76 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

In September 1995, the Bank entered into a liquidity asset purchase facility. This facility allows the Bank to securitize a maximum of $200,000,000 of credit card receivables. At September 30, 1995, loans of $43,000,000 have been securitized under this facility.


INTEREST SENSITIVITY ANALYSIS:

                                                    Greater than
                                         Three      Three Months     One Year
                                         Months      Less Than       Through        Over
                                        Or Less       One Year      Five Years   Five Years     TOTAL
========================================================================================================
                                                     (Amounts in Thousands Except Percents)
As of September 30, 1995:
Earning assets:
    Investment activities               $284,643      $197,937       $502,655      $19,164    $1,004,399
    Lending activities                 3,392,681       254,295        569,086      182,810     4,398,872
                                      ------------------------------------------------------------------
  Total earning assets                 3,677,324       452,232      1,071,741      201,974     5,403,271
  Interest bearing liabilities         1,905,640     1,400,370      1,493,327       19,412     4,818,749
                                      ------------------------------------------------------------------
  Interest sensitive GAP              $1,771,684     ($948,138)     ($421,586)    $182,562      $584,522
                                      ==================================================================

GAP as a percent of total
     earning assets                         32.8%        -17.6%          -7.8%         3.4%         10.8%
                                      ==================================================================
Cumulative Interest sensitive GAP     $1,771,684      $823,546       $401,960     $584,522
Cumulative GAP as a percent
     of total earning assets                32.8%         15.2%           7.4%        10.8%
                                      ==================================================================

The Company closely monitors the repricing of assets and liabilities to obtain an acceptable interest spread in periods of rising or falling rates. Through the use of product selection and product pricing, the Company manages asset and liability volumes and interest spreads.



RESULTS OF OPERATIONS

Interest Income and Interest Expense:

Interest income for the third quarter and the first nine months of 1995 increased 31.0% and 33.6%, respectively, as the result of a 21.9% increase in earning assets.

Interest expense for the third quarter and the first nine months of 1995 increased 61.1% and 65.9%, respectively, due to an increase in paying liabilities volume. Interest-bearing deposit volume increased by 19.8%, long-term debt volume increased by 27.2%, commercial paper and commercial paper based borrowings increased by 34.4%, and federal funds purchased and U. S. Treasury note volume increased by 74.5%.

Provision for loan losses:

The Company evaluates its allowance for loan losses on a monthly basis. Management's assessment of loan loss allowance adequacy is based upon a review of numerous items including: collateral values, delinquencies, non-accruals, and payment histories.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

Loan loss provision for the third quarter and the first nine months of 1995 increased 68.2% and 42.7%, respectively, due to a 22.1% increase in gross loan volume and management's desire to increase the reserves in keeping with an anticipated downturn in the economy.

Other Operating Income:

Total other operating income for the third quarter and the first nine months of 1995 rose 40.4% and 34.5%, respectively. Due to increased volumes of processed items for new and existing customers, processing services income rose 62.6% and 44.0%, third quarter and year-to-date, respectively. Income related to trust and other miscellaneous income also increased as a result of the general growth of the Company while deposit services income decreased slightly.

Other Operating Expense:

Total other operating expense for the third quarter and the first nine months of 1995 rose 25.6% and 26.4%, respectively. Loan services purchased expense for the third quarter and the first nine months of 1995 increased by 77.1% and 74.7%, respectively, due to processing additional loan volumes and the promotion and acquisition of new loan relationships. Expenses related to salaries, communications and supplies, equipment rentals, depreciation and maintenance, other professional services and other miscellaneous expense increased as a result of the general growth of the Company which was partially offset by a decrease in federal deposit insurance.

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

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



Part II.  Other Information


    Items 1,2,3,4,5, and 6(b):
------------------------------
                      Not applicable or negative response.


    Item 6(a):
--------------
                      The Articles of Incorporation and By-Laws of the Parent Company (previously filed as Exhibit Nos. 1 and 2, respectively, to Form 10-K filed with the Securities Exchange Commission by the Company on March 31, 1993) are incorporated herein by reference.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST NATIONAL OF NEBRASKA, INC.




                               By               Bruce R. Lauritzen
                                   ---------------------------------------------
                                                Bruce R. Lauritzen
                                     President/Treasurer, Principal Accounting
                                        and Financial Officer, and Director



Dated:  October 20, 1995
       -------------------------