Form 10-K405
period 1995-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 1996-03-28
CIK 36725

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995, or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from        to             .

                         Commission file number 03502.

                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nebraska                                          47-0523079
--------------------------------                    ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

    One First National Center   Omaha, NE                       68102
---------------------------------------------       ----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (402) 341-0500
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $5.00 par value
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   ___X___  No  ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

As of February 15, 1996, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $637,618,800.

The number of outstanding shares of the registrant's common stock, as of March 19, 1996 was 346,767.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Annual report to shareholders for fiscal year ended December 31, 1995 (Parts I and II).

Proxy statement of the registrant to be filed with the Securities and Exchange Commission (Part III).

PART I

ITEM  1.  BUSINESS.


THE COMPANY

First National of Nebraska, Inc. (the "Parent Company") is a Nebraska-based interstate multi-bank holding company. It was organized in 1968 and owns or substantially owns all of the common stock of nine banking subsidiaries and nine nonbanking subsidiaries.

First National of Nebraska, Inc. and subsidiaries (the "Company") was one of the originators of the bank credit card industry and has over 40 years' experience in this business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest.

At December 31, 1995, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates all new credit card accounts and does not purchase existing accounts from other originators. The Company performs all credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as one of the largest merchant credit card processors in the United States. It also was among the 15 largest automated clearinghouse processors in the country during 1995, and is one of the largest check processors in its market area. The Company provides data processing services to non-affiliated banks located in nine states.

BANKING SUBSIDIARIES

First National Bank of Omaha (the "Bank") is a national banking association founded in 1863 and substantially owns six nonbanking subsidiaries. As of December 31, 1995, the Bank had assets in excess of $3,041,000,000 and was ranked as the largest bank in Nebraska. The Bank is engaged in a general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado and other nearby states. The Bank offers time and demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including home equity and automobile loans), agricultural, real estate, and commercial loans. The Bank has branch locations in Omaha, Beatrice, and David City, Nebraska.

In addition to the Bank, the Parent Company owns all of the outstanding common stock of the following banks. These banks engage in general banking business and offer complete banking services to retail, commercial, industrial and agricultural customers.



           Bank                             Branch Locations
---------------------------------------------------------------
First National Bank                      Fort Collins, Colorado
                                         Loveland, Colorado

First National Bank of Kansas            Overland Park, Kansas

First National Bank                      North Platte, Nebraska
                                         Alliance, Nebraska
                                         Chadron, Nebraska
                                         Gering, Nebraska
                                         Scottsbluff, Nebraska

First National Bank and Trust Company    Columbus, Nebraska
  of Columbus                            Norfolk, Nebraska

Union Colony Bank                        Greeley, Colorado
                                         Fort Collins, Colorado
                                         Loveland, Colorado
                                         Windsor, Colorado

Fremont National Bank & Trust Company    Fremont, Nebraska

Platte Valley Bank & Trust Company       Kearney, Nebraska

First National Bank South Dakota         Yankton, South Dakota


Refer to Note K of the Company's consolidated financial statements for details regarding the Company's most recent acquisitions.

COMPETITION

Competitors of the Company include other commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own charge account services. The Company believes that the level of competition will increase in the future as the industry continues to consolidate and as nonbanking companies continue to offer products traditionally offered by banks.

EMPLOYEES

The Company had 3,831 full-time-equivalent employees as of December 31, 1995.

REGULATION

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the FDIC. The Parent Company's banking subsidiaries include seven national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by the state banking authorities.

The Company and each of the banking subsidiaries are required to maintain minimum capital in accordance with federal guidelines. Generally, these guidelines are: 1) 3% to 5% for Tier I capital to total assets (as defined); 2) 4% for Tier I capital to risk-adjusted assets; and 3) 8% for Total capital (as defined) to risk-adjusted assets. The stated capital of the Company and each of the banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and each of the banking subsidiaries exceeded these minimum regulatory capital requirements at December 31, 1995.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposed a significant amount of new regulation on the banking industry. A substantial part of FDICIA's regulatory restrictions is focused on the capital level of financial institutions and the relative risk of their assets and liabilities. Most of the regulatory mandates of FDICIA now have been implemented by the federal banking agencies through final regulations. These include regulations relating to corrective regulatory action, standards of safety and soundness and various deposit insurance reforms.

Under federal banking laws and regulations, the Parent Company's banking subsidiaries are reviewed pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At December 31, 1995, all of the Parent Company's banking subsidiaries exceeded these minimum capital ratio requirements for the top-rated well-capitalized category established by the supervisory agencies.

At periodic intervals, the banking regulators routinely examine the financial statements of the Parent Company and its subsidiaries as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct the financial statements to be adjusted in accordance with their findings. The regulators have not proposed material adjustments to the financial statements this year nor in prior years.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following individuals are the executive officers and directors of the Parent Company. They have served as officers and directors of the Parent Company since it was organized in 1968. The principal occupations of such individuals during the last five years have been as officers and directors of the Bank.

F. Phillips Giltner is chairman of the board of directors of the Bank and chairman of the board and secretary of the Parent Company and a member of the executive committee of the Bank and the Parent Company. Prior to June 1994, Mr. Giltner was president of the Parent Company and vice chairman of the Bank.

Bruce R. Lauritzen is president, treasurer, member of the executive committee and director of the Parent Company, and president, member of the executive committee and director of the Bank. Prior to June 1994, he was treasurer and secretary of the Parent Company and president of the Bank.

John R. Lauritzen became an officer of the Bank in 1943 and a director in 1949. In June 1994, he became chairman emeritus of the board of directors, member of the executive committee and director for the Parent Company and the Bank. Prior to June 1994, he was chairman of the board of both the Bank and the Parent Company. John R. Lauritzen is the father of Bruce R. Lauritzen.


ADDITIONAL FINANCIAL INFORMATION

The following tables show comparative financial information for the Company as indicated in the captions.

SCHEDULE I.A. - AVERAGE CONSOLIDATED BALANCE SHEETS

The following table presents the average consolidated balance sheets of the Company for the years 1993 through 1995(1):


-------------------------------------------------------------------------------------------------------
                                                                For the year ended December 31,
ASSETS                                                     1995               1994              1993
-------------------------------------------------------------------------------------------------------
                                                                     (Amounts in Thousands)
        Cash and due from banks (2)                     $  234,563         $  228,897        $  199,683
        Federal funds sold and other short-term
           investments                                     177,915            134,327            97,913
        Securities:
           Taxable                                         770,064            614,132           584,890
           Nontaxable                                       24,632             25,196            27,954
        Loans net of allowance for loan losses and
           unearned income                               4,209,515          3,355,462         2,664,162
        Premises and equipment, net                         98,323             80,204            61,104
        Other assets                                       156,385            121,215            82,665
-------------------------------------------------------------------------------------------------------
                 Total assets                           $5,671,397         $4,559,433        $3,718,371
=======================================================================================================

-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

        Deposits:  (2)
           Non-interest bearing                         $  510,920         $  475,017        $  417,163
           Interest bearing                              4,263,650          3,431,635         2,763,413
-------------------------------------------------------------------------------------------------------
                 Total deposits                          4,774,570          3,906,652         3,180,576
-------------------------------------------------------------------------------------------------------
        Federal funds purchased and U.S. Treasury notes     67,295             62,286            51,797
        Commercial paper and commercial
           paper based borrowings                          284,914            171,293           157,718
        Other liabilities                                   49,375             39,796            37,971
        Long-term debt and other interest-bearing
           obligations                                      69,021             48,279            17,835
        Capital notes                                       31,049             10,975            10,975
-------------------------------------------------------------------------------------------------------
                 Total liabilities                       5,276,224          4,239,281         3,456,872
-------------------------------------------------------------------------------------------------------

        Stockholders' equity:
           Common stock                                      1,734              1,734             1,734
           Additional paid-in capital                        2,604              2,604             2,604
           Retained earnings                               390,835            315,814           257,161
-------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                395,173            320,152           261,499
-------------------------------------------------------------------------------------------------------
                 Total liabilities and
                    stockholders' equity                $5,671,397         $4,559,433        $3,718,371
=======================================================================================================

     (1) All significant intercompany balances have been eliminated in the consolidation.

     (2) The December 31 balances are higher than the average balances as shown in this schedule due to significant growth during the year and many of the Company's customers making large deposits at year-end.

SCHEDULE I.B. - INTEREST RATES AND DIFFERENTIAL

The following tables present an analysis of net interest earnings for the years 1993 through 1995:


---------------------------------------------------------------------------------------------------
                                                          For the year ended December 31,
ASSETS                                                 1995               1994              1993
---------------------------------------------------------------------------------------------------
                                                      (Amounts in Thousands Except Percents)
        Average amount outstanding for year:
           Loan and lease financing (1)(5)          $4,267,290         $3,403,324        $2,706,475
           Taxable securities (4)                      770,064            614,132           584,890
           Nontaxable securities                        24,632             25,196            27,954
           Federal funds sold and
              other short-term investments             177,915            134,327            97,913
---------------------------------------------------------------------------------------------------
                 Total                              $5,239,901         $4,176,979        $3,417,232
===================================================================================================


        Total interest earned during the year:
           Loan and lease financing (1) (2)         $  634,157         $  490,169        $  412,865
           Taxable securities                           45,492             32,777            32,339
           Nontaxable securities (3)                     2,210              2,254             2,840
           Federal funds sold and
              other short-term investments              10,298              5,780             2,922
---------------------------------------------------------------------------------------------------
                 Total                              $  692,157         $  530,980        $  450,966
===================================================================================================


        Yield:
           Loan and lease financing                      14.86%             14.40%            15.25%
           Taxable securities                             5.91%              5.34%             5.53%
           Nontaxable securities (3)                      8.97%              8.95%            10.16%
           Federal funds sold and
              other short-term investments                5.79%              4.30%             2.98%

                 Total                                   13.21%             12.71%            13.20%

===================================================================================================

     (1) Non-accruing loans are included within the average loan and lease financing amount outstanding. No interest on these non-accruing loans is included within the "Total interest earned during the year" amount.

     (2) Loan fees of approximately $83,452,000; $71,283,000; and $56,735,000 are included for 1995, 1994, and 1993, respectively.

     (3) Calculated on a taxable equivalent basis with a 35% tax rate in 1995, 1994 and 1993.

     (4) Includes securities held-to-maturity, securities available-for-sale, and trading securities.

     (5) Calculated net of unearned income.


-------------------------------------------------------------------------------------------------------
                                                               For the year ended December 31,
LIABILITIES                                               1995               1994              1993
-------------------------------------------------------------------------------------------------------
                                                           (Amounts in Thousands Except Percents)
        Average amount outstanding for year:
           Interest bearing deposits                   $4,263,650         $3,431,635        $2,763,413
           Federal funds purchased
              and U.S. Treasury notes                      67,295             62,286            51,797
           Commercial paper and commercial paper
              based borrowings                            284,914            171,293           157,718
           Long-term debt and other interest-bearing
              obligations and capital notes               100,070             59,254            28,810
-------------------------------------------------------------------------------------------------------
                 Total                                 $4,715,929         $3,724,468        $3,001,738
=======================================================================================================


        Total interest expensed during the year:
           Interest bearing deposits                   $  234,694         $  152,746        $  124,717
           Federal funds purchased
              and U.S. Treasury notes                       3,642              2,333             1,523
           Commercial paper and commercial paper
              based borrowings                             18,435              8,797             6,310
           Long-term debt and other interest-bearing
              obligations and capital notes                 7,689              4,340             2,432
-------------------------------------------------------------------------------------------------------
                 Total                                 $  264,460         $  168,216        $  134,982
=======================================================================================================


        Yield:
           Interest bearing deposits                         5.50%              4.45%             4.51%
           Federal funds purchased
              and U.S. Treasury notes                        5.41%              3.75%             2.94%
           Commercial paper and commercial paper
              based borrowings                               6.47%              5.14%             4.00%
           Long-term debt and other interest-bearing
              obligations and capital notes                  7.68%              7.32%             8.44%

                             Total                           5.61%              4.52%             4.50%

=======================================================================================================

        Net interest income (1)                        $  427,697         $  362,764        $  315,984
        Net yield on earning assets                          8.16%              8.68%             9.25%

=======================================================================================================

     (1) Reflects the effect of interest on nontaxable securities calculated on a taxable equivalent basis with a 35% tax rate in 1995, 1994 and 1993.

SCHEDULE I. C. - INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):


                                                 Year 1995 Over 1994                           Year 1994 Over 1993
                                     -------------------------------------------   -------------------------------------------

                                                             Variance                                         Variance
                                                          Attributable to                                 Attributable to
                                        Amount          Rate           Volume         Amount            Rate         Volume
                                     ------------   ------------    ------------   ------------     ------------  ------------
                                                                       (Amounts in Thousands)
Loan and lease financing               $143,988       $16,036         $127,952       $77,304          $(24,119)     $101,423
Taxable securities                       12,715         3,767            8,948           438            (1,146)        1,584
Nontaxable securities (2)                   (44)            7              (51)         (586)             (321)         (265)
Federal funds sold and other
   short-term investments                 4,518         2,329            2,189         2,858             1,552         1,306
Interest bearing deposits                81,948        40,479           41,469        28,029            (1,737)       29,766
Federal funds purchased and
   U.S. Treasury notes                    1,309         1,109              200           810               466           344
Commercial paper and commercial
   paper based borrowings                 9,638         2,712            6,926         2,487             1,908           579
Long-term debt and other
   interest-bearing obligations and
   capital notes                          3,349           223            3,126         1,908              (360)        2,268


     (1)  Changes due to rate and volume were calculated as follows:

          A.   The change in rate times the prior period volume.

          B.   The change in volume times the prior period rate.

          C. The remaining variance due to a combination of rate/volume changes. This amount was allocated proportionately to the rate and volume changes obtained in A and B.

     (2) Calculated on a taxable equivalent basis with a 35% tax rate in 1995, 1994 and 1993.

SCHEDULE II. A. - SECURITIES PORTFOLIO

The following table indicates the amortized cost of securities of the Company as of December 31 for the years indicated:


                                                      1995                1994            1993
------------------------------------------------------------------------------------------------
                                                              (Amounts in Thousands)
        U.S. Government obligations                 $ 811,338       $ 748,483          $ 586,084
        Obligations of states and political
          subdivisions                                 21,438          21,524             25,770
        Collateralized mortgage obligations             1,961           3,882              9,876
        Other securities                               12,000           8,161             23,172
------------------------------------------------------------------------------------------------
        Securities held-to-maturity                   846,737         782,050            644,902
        Trading securities                                 --             --               5,416
------------------------------------------------------------------------------------------------
                        Total securities            $ 846,737       $ 782,050          $ 650,318
================================================================================================

SCHEDULE II. B. - SECURITIES MATURITIES

The following table presents the maturity of securities held on December 31, 1995 and the weighted average yield for each range:


                                                                    (Amounts in        Weighted
                                                                    Thousands)      Average Yield

------------------------------------------------------------------------------------------------
        U.S. Government obligations:
               Within 1 year                                        $   303,238            5.92%
               After 1 but within 5 years                               506,455            5.95%
               After 5 but within 10 years                                  953            7.52%
               After 10 years                                               692            8.26%
------------------------------------------------------------------------------------------------
                        Total                                       $   811,338            5.94%
================================================================================================
        Obligations of states and
           political subdivisions (1):
               Within 1 year                                        $     4,136            8.87%
               After 1 but within 5 years                                12,027            8.86%
               After 5 but within 10 years                                4,138            8.82%
               After 10 years                                             1,137            8.94%
------------------------------------------------------------------------------------------------
                        Total                                       $    21,438            8.86%
================================================================================================
        Collateralized mortgage obligations:
               Within 1 year                                        $        48            4.12%
               After 1 but within 5 years                                   424            4.54%
               After 5 but within 10 years                                  407            8.24%
               After 10 years                                             1,082            8.39%
------------------------------------------------------------------------------------------------
                        Total                                       $     1,961            7.42%
================================================================================================
        Other securities:
               Within 1 year                                        $       785            5.34%
               After 1 but within 5 years                                 2,027            6.23%
               After 5 but within 10 years                                  450            6.64%
               After 10 years                                             8,738            6.00%
------------------------------------------------------------------------------------------------
                        Total                                       $    12,000            6.02%
================================================================================================


  (1) Taxable equivalent rates are based upon a 35% tax rate. The adjustments made to obtain a taxable equivalent rate were (in order as the rates are shown above), 3.10%, 3.10%, 3.09%, 3.13% and 3.10%, respectively.

SCHEDULE III. A. - LOAN PORTFOLIO

The following table indicates the distribution of loans, net of unearned income, of the Company as of December 31, for the years indicated:


                                    1995             1994             1993             1992             1991
-----------------------------------------------------------------------------------------------------------------
                                                             (Amounts in Thousands)
Individual consumer              $2,895,617       $2,646,865       $2,066,266       $1,699,337       $1,443,641
Commercial and financial            565,075          486,540          393,760          325,771          266,638
Real estate-mortgage                517,375          394,920          366,204          275,565          235,165
Agriculture                         268,940          246,267          225,124          186,366          167,968
Real estate-construction            131,196          105,347           71,908           56,368           49,712
Lease financing                      50,447           48,976           44,521           42,506           44,643
Other                                10,777            5,003            5,103            5,446            4,379
-----------------------------------------------------------------------------------------------------------------
                                 $4,439,427       $3,933,918       $3,172,886       $2,591,359       $2,212,146
Less:
   Allowance for loan losses         67,740           55,265           49,589           41,298           35,819
-----------------------------------------------------------------------------------------------------------------
      Net Loans                  $4,371,687       $3,878,653       $3,123,297       $2,550,061       $2,176,327
=================================================================================================================



SCHEDULE III. B. - LOAN MATURITIES

The following table presents certain consolidated loan maturities by ranges based upon contract dates. Also included for loans maturing after one year are the amounts which have predetermined interest rates and floating or adjustable interest rates.

                                                 Maturities as of December 31, 1995
----------------------------------------------------------------------------------------------------
                                                                             --AFTER ONE YEAR--
                                             After One                  Predetermined     Adjustable
                               Due Within    But Within    After Five     Interest         Interest
                                One Year     Five Years      Years          Rates           Rates
----------------------------------------------------------------------------------------------------
                                                     (Amounts in Thousands)

Individual consumer            $2,631,484     $208,777       $55,356       $195,969         $68,164
Commercial and financial          358,560      174,472        32,043         71,260         135,255
Real estate-mortgage              146,493      205,865       165,017        208,884         161,998
Agriculture                       212,795       51,523         4,622         39,098          17,047
Real estate-construction           56,929       55,729        18,538         16,789          57,478
Lease financing                    14,346       33,957         2,144         34,775           1,326
Other                              10,087          690            --            656              34
----------------------------------------------------------------------------------------------------

SCHEDULE III. C. - RISK ELEMENTS

  1.a.     Non-Accrual, Past Due and Restructured Loans (1):


                                                                  As of December 31,
                                         1995            1994            1993            1992            1991
---------------------------------------------------------------------------------------------------------------
                                                                (Amounts in Thousands)
Individual consumer:
  Non-accrual loans                    $   135         $   165         $   227         $   224         $   286
  Loans over 90 days overdue (2)        44,910          26,733          24,421          18,597          19,402
  Troubled debt restructurings (3)          20               4               6              --             471
Commercial and financial:
  Non-accrual loans                      3,032             789             482           3,915             369
  Loans over 90 days overdue (2)           350              62             247             212             658
  Troubled debt restructurings (3)         317             342             442             313             841
Real estate-mortgage:
  Non-accrual loans                      3,373           3,514           5,255           3,647           3,491
  Loans over 90 days overdue (2)           261             508             529             415             288
  Troubled debt restructurings (3)       1,190           1,520           1,821           2,004           1,493
Agriculture:
  Non-accrual loans                      1,821           1,040           1,467           2,635             548
  Loans over 90 days overdue (2)           306               2              --              76             140
  Troubled debt restructurings (3)          --              21             200             506             802
Real estate-construction:
  Non-accrual loans                         --              --              --              --              --
  Loans over 90 days overdue (2)           416              --              --              --              --
  Troubled debt restructurings (3)          --              --              --              --              --
Lease financing:
  Non-accrual loans                        144             118             597             485             111
  Loans over 90 days overdue (2)            --              --              --               1              --
  Troubled debt restructurings (3)          --              --              --              --              13
Other:
  Non-accrual loans                        204             204             229             237             306
  Loans over 90 days overdue (2)            83              --              22              --              25
  Troubled debt restructurings (3)          --              --              --             418              --

(1) Refer to provision for loan losses comment on Schedule IV (Continued).

(2) Does not include loans mentioned in non-accrual loans category.

(3) Does not include loans mentioned in non-accrual loans or loans over 90 days overdue categories.


  1.b.  Interest Income Relating to Non-Accrual and Restructured Loans for the
        Year Ended December 31, 1995:

                                                                          (Amounts in
                                                                           Thousands)
                                                                          -----------
Individual consumer:
  Gross interest income that would have accrued                           $        58
  Interest income that was accrued                                                 29
Commercial and financial:
  Gross interest income that would have accrued                                   349
  Interest income that was accrued                                                143
Real estate-mortgage:
  Gross interest income that would have accrued                                   358
  Interest income that was accrued                                                 88
Agriculture:
  Gross interest income that would have accrued                                   251
  Interest income that was accrued                                                140
Real estate-construction:
  Gross interest income that would have accrued                                    12
  Interest income that was accrued                                                  6
Lease financing:
  Gross interest income that would have accrued                                    33
  Interest income that was accrued                                                 --
Other:
  Gross interest income that would have accrued                                    33
  Interest income that was accrued                                                 --

  1.c.  Policy for Placing Loans on Non-Accrual Status:

It is the Company's policy for a committee of senior loan officers to review all loans in excess of 90 days past due for placement on non-accrual status. If there is sufficient evidence to indicate that the borrower may be unable to meet the obligation, the loan is placed on non-accrual status. Loans may be placed on non-accrual status prior to reaching 90 days past due if circumstances warrant.

  2.  Potential Problem Loans for the Year Ended December 31, 1995 (1):

                                      (Amounts in
                                       Thousands)
                                      -----------
Individual consumer                   $       624
Commercial and financial                   12,097
Real estate-mortgage                        9,315
Agriculture                                 8,499
Real estate-construction                      640
Lease financing                                82
Other                                          --

    (1) Potential problem loans include all loans that are classified by management as substandard and doubtful less non-accrual, past due 90 days and renegotiated troubled debt.

  3.  Foreign Outstandings:  None

  4. Loan Concentrations: There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans under III.A.

SCHEDULE III. D. - OTHER INTEREST BEARING ASSETS

There were no other interest bearing assets that would require disclosure under Item III.C.1. or 2., if such assets were loans.


SCHEDULE IV. - SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity in the allowance for loan losses of the
Company:



                                                            For the year ended December 31,
                                           1995           1994          1993           1992           1991
---------------------------------------------------------------------------------------------------------------
                                                        (Amounts in Thousands Except Percents)
Average amount of loans
  outstanding                           $4,267,290     $3,403,324     $2,706,475     $2,323,610     $1,960,654

Allowance for loan losses:
  Balance, beginning of year                55,265         49,589         41,298         35,819         30,907
  Opening balance of acquired banks          1,568            189          4,565             --          1,145
  Provision charged to operations (1)      102,767         71,698         67,083         64,467         60,745

Loans charged off:
  Individual consumer                      107,370         80,933         73,456         69,906         64,332
  Commercial and financial                     922            694             62            399          1,073
  Real estate-mortgage                          96            159          2,107             99            535
  Agriculture                                  302            148            498            187             83
  Real estate-construction                      --             --             --             --             --
  Lease financing                               67             41            150            216             58
  Other                                         --             17             --             48            540
Loans recovered:
  Individual consumer                       16,250         15,295         12,626         11,288          8,748
  Commercial and financial                     317            205             86            273             49
  Real estate-mortgage                          52             91             66             65             20
  Agriculture                                  176             83             43             81             57
  Real estate-construction                       5              2             --             --             --
  Lease financing                               42             81             70             85             38
  Other                                         55             24             25             75            731

---------------------------------------------------------------------------------------------------------------

Net loans charged off                       91,860         66,211         63,357         58,988         56,978
---------------------------------------------------------------------------------------------------------------

Balance, end of year                    $   67,740     $   55,265     $   49,589     $   41,298     $   35,819
===============================================================================================================

Ratio of net charge-offs to
average loans outstanding                     2.15%          1.95%          2.34%          2.54%          2.91%
===============================================================================================================

  (1)  Refer to provision for loan losses comment on Schedule IV (Continued).

The following table presents the loan loss allowance by loan category and the percentage of loans in each category to loans, net of unearned income, as of December 31 for the years indicated:



                                                        (Amounts in Thousands Except Percents)

                              1995                  1994                  1993                1992                   1991
                       -------------------  --------------------- -------------------- -------------------    ------------------
                         Percent             Percent               Percent             Percent                 Percent
                        of Loans             of Loans              of Loans            of Loans                of Loans
                         in Each             in Each               in Each             in Each                 in Each
                        Category             Category              Category            Category                Category
                        to Total  Loan Loss  to Total   Loan Loss  to Total  Loan Loss to Total  Loan Loss     to Total Loan Loss
                         Loans    Allowance   Loans     Allowance   Loans    Allowance  Loans    Allowance (1) Loans   Allowance (1)
                       ---------  --------- ---------   --------- ---------  --------- --------- ---------     -------- --------
Individual consumer      65.2%     $52,453    67.3%      $38,897    65.1%     $35,140    65.6%    $29,281        65.3%   $25,396
Commercial and financial 12.7%       6,143    12.4%        8,436    12.4%       6,399    12.6%      5,327        12.1%     4,620
Real estate-mortgage     11.7%       4,444    10.0%        3,182    11.5%       4,635    10.6%      3,841        10.6%     3,331
Agriculture               6.1%       3,156     6.3%        3,074     7.1%       2,507     7.2%      2,106         7.6%     1,827
Real estate-construction  3.0%         862     2.7%        1,009     2.3%         567     2.2%        454         2.2%       394
Lease financing           1.1%         389     1.2%          331     1.4%         302     1.6%        248         2.0%       215
Other                     0.2%         293     0.1%          336     0.2%          39     0.2%         41         0.2%        36
--------------------------------------------------------------------------------------------------------------------------------
  Total                 100.0%     $67,740   100.0%      $55,265   100.0%     $49,589   100.0%    $41,298       100.0%   $35,819
================================================================================================================================

(1) Certain reclassifications were made to prior years Schedule IV Summary of Loan Loss Experience Loan Loss Allowance numbers to conform them to the revised allocation method used in 1995, 1994 and 1993. These reclassifications more accurately depict the Company's procedure in determining required reserves for loan loss for each loan category and had no effect on net income or the total loan loss allowance.

Provision for loan losses:

The loan loss provision charged to operations is based on certain factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Some of these factors are: the amount of the valuation reserve in relation to the total dollar value of loans outstanding; the relation to any loans known to be doubtful as to collection; the ratio of average net charge-offs to average loans outstanding for the most recent years; and the loan loss experience of comparable banks in the surrounding geographical area.

SCHEDULE V. - DEPOSITS

The following table shows the breakdown of average deposits of the Company for years 1993 through 1995:



                                                                 For the year ended December 31,
                                                 1995                     1994                      1993
--------------------------------------------------------------------------------------------------------------------
                                              (Amounts in Thousands Except Percents)

                                                 Amount     Rate          Amount        Rate        Amount     Rate
Average non-interest bearing
     demand deposits                          $  510,920     0.0%      $  475,017        0.0%    $  417,163     0.0%

Average interest bearing demand deposits         464,244     2.3%         405,228        2.0%       576,945     2.4%

Average interest bearing savings deposits        635,504     4.1%         554,127        3.0%       207,224     2.5%

Average time deposits                          3,163,902     6.2%       2,472,280        5.2%     1,979,244     5.2%

Average deposits of foreign banks                     --      --               --         --             --      --
--------------------------------------------------------------------------------------------------------------------

Average total deposits                        $4,774,570               $3,906,652                $3,180,576
====================================================================================================================



The following table indicates the maturity of time certificates of deposit and other time deposits issued in amouints of $100,000 or more as of December 31, 1995.



                                                                                  (Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                Time CD's       Other Time

-----------------------------------------------------------------------------------------------------------------
Three months or less                                                             $ 96,999         $3,415
Over three months through six months                                               82,821             --
Over six months through twelve months                                              93,182            500
Over twelve months                                                                140,916             --
-----------------------------------------------------------------------------------------------------------------

          Total                                                                  $413,918         $3,915
=================================================================================================================

SCHEDULE VI. - RETURN ON EQUITY AND ASSETS

The following table presents the return on average assets, the return on average equity, the dividend payout ratio and the equity to assets ratio of the Company:


                                                   For the year ended December 31,
                                            1995                1994                1993
-------------------------------------------------------------------------------------------
                                   (Amounts in Thousands Except Percents and Per Share Data)
Average total assets                     $5,671,397          $4,559,433          $3,718,371
Average equity                           $  395,173          $  320,152          $  261,499
Net income                               $   82,241          $   77,133          $   70,082
Net income per share                     $   237.17          $   222.43          $   202.10
Dividends per share                      $    33.73          $    38.07          $    16.86
Return on average assets                        1.5%                1.7%                1.9%
Return on average equity                       20.8%               24.1%               26.8%
Dividend payout ratio                          14.2%               17.1%                8.3%


Average equity to average assets ratio          7.0%                7.0%                7.0%


SCHEDULE VII. - SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

                                      Federal Funds Purchased
                                      and U.S. Treasury Notes (1)                Commercial Paper (2)
                                  -----------------------------------     ----------------------------------
                                    1995          1994         1993         1995         1994        1993
                                  -----------------------------------     ----------------------------------
                                                    (Amounts in Thousands Except Percents)

Amount outstanding at year-end    $133,488      $ 99,363     $ 50,503     $289,827     $302,253     $165,332

Weighted average interest rate
 at year-end                           5.6%          5.0%         3.0%         5.6%         5.8%         3.2%

Maximum amount outstanding         133,488       130,081      102,388      302,828      302,253      175,938

Average amount outstanding          67,295        62,286       51,797      284,914      171,293      157,718

Weighted average interest rate
 during the year                       5.4%          3.7%         2.9%         6.5%         5.1%         4.0%

   (1) Federal funds purchased mature each day and are replaced by a new issue. The U.S. Treasury notes are instruments payable to the U.S. Treasury upon demand.

   (2) As of December 31, 1995, all commercial paper matures within 57 days and is collateralized by individual consumer loans.

ITEM  2.  PROPERTIES.

The Company owns a 22 story office building in Omaha, Nebraska where its primary corporate offices are located. The Company's business is also operated at various other facilities in the Omaha area which are either owned or leased by the Company. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, and Colorado. Refer to Item 1., pages 2 and 3 for locations of the branches. Of the 44 branch locations, 26 are owned by the Company and 18 are leased. The leases on the branches and office space (not assuming renewals of exercise options) run through the year 2014.

For more explanation or detail, please see Notes D, E, and H to the consolidated financial statements contained in the annual report to shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

ITEM  3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its properties is subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Reference is made to page 26 of the annual report to shareholders of the Company for the fiscal year ended December 31, 1995, an exhibit to this report which is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA.

Reference is made to page 26 of the annual report to shareholders of the Company for the fiscal year ended December 31, 1995, an exhibit to this report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Reference is made to pages 22-25 of the annual report to shareholders of the Company for the fiscal year ended December 31, 1995, an exhibit to this report which is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 4-21 and page 26 of the annual report to shareholders of the Company for the fiscal year ended December 31, 1995, an exhibit to this report which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to Item 1 of this report and to the section of the Company's proxy statement captioned "Election of Directors" to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM  11.  EXECUTIVE COMPENSATION.

Reference is made to the section of the Company's proxy statement captioned "Compensation of Directors and Executive Officers" to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

Reference is made to the section of the Company's proxy statement captioned "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the section of the Company's proxy statement captioned "Information Concerning Certain Interests of Directors and Transactions with Management" to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as a part of this report and are either attached hereto or incorporated by reference to documents previously filed with the Securities and Exchange Commission as exhibits:

(a) (1) Financial Statements: (See Item 8 for a listing of all financial statements).

     (2) Financial Statement Schedules:

         All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3) Exhibits:  See exhibit index on page 22.


(b)      Report on Form 8-K for the quarter ended December 31, 1995:

         On December 7, 1995, the registrant filed a Current Report on Form 8-K reporting the issuance of $75 million of Subordinated Notes by the Bank.

(c) Exhibits to this Form 10-K are attached or incorporated by reference as stated above.

(d) No financial statement schedules are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14A-3(b)(i).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST NATIONAL OF NEBRASKA, INC.

                             By    /s/ Bruce R. Lauritzen
                                   ----------------------
                                   Bruce R. Lauritzen
                                   President and Treasurer, Principal Accounting and Financial Officer and Director

Date:  March 27, 1996
       --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ F. Phillips Giltner
                                   -----------------------
                                   F. Phillips Giltner
                                   Chairman of the Board and Secretary
                                   and Director
Date:  March 19, 1996
       --------------



                                   /s/ Bruce R. Lauritzen
                                   ----------------------
                                   Bruce R. Lauritzen
                                   President and Treasurer, Principal Accounting and Financial Officer and Director
Date:  March 27, 1996
       --------------

                                 EXHIBIT INDEX

                                                                 PAGE
                                                                 ----

3(i)              Articles of Incorporation of the
                  Parent Company.                                  *

3(ii)             Bylaws of the Parent Company.                    *

4                 Fiscal and Paying Agency Agreement
                  entered into in connection with the
                  issuance of $75 million of
                  Subordinated Notes by
                  the Bank dated December 7, 1995
                  between the Bank as "Issuer" and the Bank
                  as "Fiscal and Paying Agent".                    *

10(a)             Deferred Compensation and Consultative
                  Services Agreement between the Bank and
                  John R. Lauritzen and Amendment to Deferred
                  Compensation and Consultative Services
                  Agreement between the Bank and John R.
                  Lauritzen.                                       *

10(b)             Deferred Compensation and Consultative
                  Services Agreement between the Bank and
                  F. Phillips Giltner and Amendment to
                  Deferred Compensation and Consultative
                  Services Agreement between the Bank and
                  F. Phillips Giltner.                             *

10(c)             First National of Nebraska Senior
                  Management Long Term Incentive Plan.             *

10(d)             Management Incentive Plan.                       *

10(e)             Amended Split Dollar Agreement between the
                  Bank and John R. Lauritzen and
                  Elizabeth Davis Lauritzen and written
                  description of the amendment to the
                  Amended Split Dollar Agreement between the
                  Bank and John R. Lauritzen and
                  Elizabeth Davis Lauritzen.                       *

10(f)             Amended Split Dollar Agreement between the
                  Bank, F. Phillips Giltner, and First
                  National Bank of Omaha, as Trustee of
                  the F. Phillips Giltner Irrevocable
                  Insurance Trust.                                 *

10(g)             Employment Contract between the Parent
                  Company and John R. Lauritzen.                   *

10(h)             Employment Contract between the Parent
                  Company and F. Phillips Giltner.                 *

10(i)             Employment Contract between the Parent
                  Company and Bruce R. Lauritzen.                  *

13                Annual report to shareholders of the
                  Company for the fiscal year ended
                  December 31, 1995 (incorporated by
                  reference).

21                Subsidiaries of the Corporation.

27                Financial Data Schedule.

                  * incorporated by reference (see Part
                    IV, Item 14(a)(3)).