Form 10-Q
period 1996-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 1996-05-14
CIK 36725

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 1996, or


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to __________.



                          Commission file number 03502



                        First National of Nebraska, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nebraska                                     47-0523079
- ---------------------------------------    -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


 One First National Center   Omaha, NE                    68102
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code    (402) 341-0500
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----.


As of May 7, 1996, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 346,767.

PART I. ITEM 1.  FINANCIAL STATEMENTS

                        FIRST NATIONAL OF NEBRASKA, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

- -------------------------------------------------------------------------------
ASSETS                                          March 31,         December 31,
                                                  1996               1995
- -------------------------------------------------------------------------------
                                                        (In Thousands)

Cash and due from banks                       $      330,878      $     309,405
Federal funds sold and other short-term
 investments                                         301,221            309,231
- -------------------------------------------------------------------------------
     Total cash and cash equivalents                 632,099            618,636

Securities held-to-maturity; fair value
 $908,244,000 and $804,898,000                       908,618            846,737

Loans                                              4,402,444          4,451,120
     Less: Allowance for loan losses                  75,831             67,740
           Unearned income                            10,785             11,693
- -------------------------------------------------------------------------------
     Net loans                                     4,315,828          4,371,687

Premises and equipment, net                          105,809             99,550
Other assets                                         181,536            173,932
- -------------------------------------------------------------------------------
     TOTAL ASSETS                             $    6,143,890      $   6,110,542
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------
Deposits:
  Non-interest bearing                        $      611,217      $     631,837
  Interest bearing                                 4,565,354          4,458,043
- -------------------------------------------------------------------------------
     Total deposits                                5,176,571          5,089,880

Federal funds purchased and U.S.
 Treasury notes                                       77,819            133,488
Commercial paper and commercial paper
 based borrowings                                    275,355            289,827
Other liabilities                                     71,597             58,300
Long-term debt and other
 interest-bearing obligations                          8,220              8,437
Capital notes                                         97,026            100,779
- -------------------------------------------------------------------------------
     Total liabilities                             5,706,588          5,680,711

Stockholders' equity:
  Common stock, par value $5 a
   share; 346,767 shares authorized,
   issued, and outstanding                             1,734              1,734
  Additional paid-in capital                           2,604              2,604
  Retained earnings                                  432,964            425,493
- -------------------------------------------------------------------------------
     Total stockholders' equity                      437,302            429,831
- -------------------------------------------------------------------------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $    6,143,890      $   6,110,542

===============================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

- ------------------------------------------------------------------------------
                                                    Quarter ended March 31,
                                                   1996                1995
- ------------------------------------------------------------------------------
                               (In Thousands, Except Share and Per Share Data)
Interest income:
  Interest and fees on loans and lease financing  $163,306            $149,221
  Interest on securities:
    Taxable interest income                         12,505              11,159
    Nontaxable interest income                         282                 377
  Interest on federal funds sold and other
    short-term investments                           3,729               2,020
- ------------------------------------------------------------------------------
      Total interest income                        179,822             162,777
- ------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                              62,454              51,724
  Interest on commercial paper and
    commercial paper based borrowings                4,227               4,676
  Interest on federal funds purchased and U.S.
    Treasury notes                                   1,088                 910
  Interest on long-term debt and other
    obligations and capital notes                    2,049               1,927
- ------------------------------------------------------------------------------
     Total interest expense                         69,818              59,237
- ------------------------------------------------------------------------------
NET INTEREST INCOME                                110,004             103,540

Provision for loan losses                           38,197              19,469
- ------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                            71,807              84,071

Other operating income:
  Processing services                               22,413              13,821
  Deposit services                                   4,727               4,992
  Trust and investment services                      3,975               3,704
  Commissions                                        5,967               4,982
  Miscellaneous                                      4,924               5,968
- ------------------------------------------------------------------------------
     Total other operating income                   42,006              33,467
- ------------------------------------------------------------------------------
Income before other operating expense              113,813             117,538

Other operating expense:
  Salaries and employee benefits                    35,036              30,622
  Communications and supplies                       18,676              15,604
  Loan services purchased                           14,512              10,935
  Purchased processing                               5,310               5,439
  Net occupancy expense of premises                  5,165               5,556
  Equipment rentals, depreciation and
    maintenance                                      6,364               4,963
  Other professional services purchased              3,419               3,378
  Federal deposit insurance                             63               2,528
  Miscellaneous                                      5,945               6,566
- ------------------------------------------------------------------------------
     Total other operating expense                  94,490              85,591
- ------------------------------------------------------------------------------
Income before income taxes                          19,323              31,947

Income tax expense/(benefit):
  Current                                           11,061              12,905
  Deferred                                          (3,336)             (1,446)
- ------------------------------------------------------------------------------
     Total income tax expense                        7,725              11,459
- ------------------------------------------------------------------------------
NET INCOME                                        $ 11,598            $ 20,488
==============================================================================
Average number of shares outstanding               346,767             346,767
==============================================================================
Net income per share                              $  33.45            $  59.08
==============================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

- -----------------------------------------------------------------------
                                           Three Months Ended March 31,
                                                   1996         1995
- -----------------------------------------------------------------------
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $  11,598    $  20,488
    Adjustments to reconcile net
    income to net cash flows from
    operating activities:
      Provision for loan losses                     38,197       19,469
      Depreciation and amortization                  6,710        4,942
      Provision for deferred taxes                  (3,336)      (1,446)
      Origination of loans for resale               (9,482)      (4,032)
      Proceeds from the sale of loans                8,264        4,477
      Other asset and liability
        activity, net                               10,716       16,022
- -----------------------------------------------------------------------
  Net cash flows from operating activities          62,667       59,920

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses                    $     395    $  28,143
    Maturities of securities held-to-maturity       51,286       86,712
    Purchases of securities held-to-maturity      (113,596)     (93,541)
    Net change in customer loans                    15,274     (102,590)
    Purchases of premises and equipment            (10,735)      (3,526)
    Other, net                                         130         (489)
- -----------------------------------------------------------------------
  Net cash flows from investing activities         (57,246)     (85,291)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in customer deposits              $  86,691    $ 176,493
    Net change in federal funds purchased          (55,669)     (49,167)
    Issuance of debt and capital notes              11,600       15,127
    Principal repayments of debt and capital
      notes                                        (15,569)      (5,869)
    Net change in commercial paper and
      commercial paper based borrowings            (14,884)     (14,293)
    Cash dividends paid                             (4,127)      (3,374)
- -----------------------------------------------------------------------
  Net cash flows from financing activities           8,042      118,917
- -----------------------------------------------------------------------

Net change in cash and cash equivalents             13,463       93,546

Cash and cash equivalents at beginning
  of period                                        618,636      366,605
- -----------------------------------------------------------------------
Cash and cash equivalents at end of period       $ 632,099    $ 460,151
=======================================================================
Cash paid during the year for:
  Interest                                       $  68,398    $  53,498
  Income taxes                                   $   2,706    $   2,921
=======================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
    Increase to liabilities from business
      acquisitions                               $     723    $  15,198
=======================================================================

See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1996


The accompanying unaudited consolidated financial statements of First National of Nebraska and subsidiaries (the Company) include the accounts of the parent company; its substantially wholly-owned subsidiary, First National Bank of Omaha and its wholly-owned subsidiaries (the Bank); its wholly-owned other banking subsidiaries; and its nonbanking subsidiaries. All material intercompany transactions, profits and balances have been eliminated.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Form 10-K. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim period. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

Certain reclassifications were made to prior years' financial statements to conform them to the improved classifications used in 1996. These reclassifications had no effect on net income or total assets.

Net income per share is calculated by dividing net income by the average number of shares outstanding during the period.

In business combinations during 1996, the Company assumed liabilities of $103,000 and non-cash assets of $431,000.


PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company consists of the parent company, which is a Nebraska-based interstate bank holding company, and its consolidated subsidiaries. Its principal assets include First National Bank of Omaha and its wholly-owned subsidiaries; First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; and First National of Colorado, Inc., and its wholly-owned subsidiaries First National Bank, Fort Collins, Colorado and Union Colony Bank, Greeley, Colorado. The Company also has nonbanking subsidiaries, which in the aggregate are not material.

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include seven national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities.

The Company was one of the originators of the bank credit card industry and has over 40 years' experience in this business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1995, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates all new credit card accounts and does not purchase existing accounts from other originators. The Company performs all credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as one of the larger merchant credit card processors in the United States. It also was among the 15 largest automated clearinghouse processors in the country during 1995, and is one of the largest check processors in its market area. The Company provides data processing services to non-affiliated banks located in nine states. The Company has increased fee income through the significant expansion of these services. With the increased volumes processed, the Company is subjected to greater pricing and technology risks. The Company continues to closely monitor the risks and competitive conditions.

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


CAPITAL RESOURCES
- -----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal guidelines. Generally, these guidelines are:
1) 3% to 5% for Tier I capital to total assets defined as stockholders' equity less intangibles and goodwill as a percent of quarterly average assets less intangibles and goodwill; 2) 4% for Tier I capital to risk-adjusted assets; and
3) 8% for Total capital to risk-adjusted assets. Total capital is defined as Tier I capital plus a certain portion of allowance for loan and lease loss and certain debt and equity instruments. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at March 31, 1996.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Company's banking subsidiaries are reviewed by bank regulators pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At March 31, 1996, all of the Company's banking subsidiaries exceeded these minimum regulatory capital requirements for the top-rated well-capitalized category established by the supervisory agencies.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $22 million in capital notes outstanding as of March 31, 1996 issued in connection with the Company's previous acquisitions, count towards meeting required capital standards, subject to certain limitations. The Company historically has paid dividends equal to 15% of expected net income. The remainder is retained in capital to fund the growth of future operations and to maintain minimum capital standards.


LIQUIDITY AND INTEREST MARGIN MANAGEMENT
- ----------------------------------------

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding demands are offset by funds generated from loan repayments, the maturity of securities and core deposit growth. The Company believes liquidity can be managed on both sides of the balance sheet. Liquidity is evaluated by the Company using three distinct processes: addressing daily liquidity needs; the use of non-core deposits and other funding sources; and expected loan demands against liquidity.

The Company evaluates its interest margin in conjunction with liquidity. Computer-based models are utilized to forecast how potential interest rate scenarios and balance sheet strategies will interact with the Company's liquidity and interest margin requirements. The Company closely monitors the repricing of assets and liabilities to obtain an acceptable interest spread in periods of rising or falling rates. Through the use of product selection and product pricing, the Company manages asset and liability volumes and interest spreads. The Company does not use financial instruments such as hedges, swaps, futures, or other derivative products

The Company utilizes the commercial paper market throughout the year. As of March 31, 1996, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $275,355,000 was outstanding and maturing in 54 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

Additionally, in September 1995, the Company increased the diversity of its credit card funding sources through a new securitization program. As of March 31, 1996, the Company had securitized $200 million of credit card loans through this program.

RESULTS OF OPERATIONS
- ---------------------

NET INTEREST INCOME:

The Company's primary source of income is net interest income. In March 1996, net interest income was $110.0 million, a 6.2% increase over March 1995. A significant amount of gross interest income is derived from consumer credit card loans. In the current rate environment and because of the contractual terms of these loans, the Company's net interest margin will most likely remain stable if rates change modestly, up or down. Therefore, it is anticipated that the Company will experience a comparable margin throughout 1996.

PROVISION FOR LOAN LOSSES:

The Company evaluates the adequacy of its allowance for loan losses on a monthly basis. This review is based upon management's review of collateral values, delinquencies, non-accruals, payment histories and various other analytical and subjective measures relating to individual loan portfolios within the Company.

The provision for loan losses was $38.2 million for the first quarter of 1996, which has increased $18.7 million, or 96.2%, from the same period in 1995. The increase is build the reserve for current and future losses due to a rise in delinquent and nonperforming consumer credit card loans, which is being experienced throughout the credit card industry, and the large volume of consumer credit card loans originated in 1994 which continue to mature. The offset to the increased risk of loss traditionally associated with consumer credit card loans is the higher interest rates charged resulting in favorable net earnings.

OTHER OPERATING INCOME:

Other operating income rose 25.5% in 1996. The majority of the increase was due to processing services income increasing by 62.2% in 1995 relating to increases in volumes processed from new and existing customers in merchant processing. Income related to trust and investment services and commissions grew in 1996 as a result of the general growth of the Company. The decrease of 17.5% in miscellaneous income was related to general business fluctuations.

OTHER OPERATING EXPENSE:

Other operating expense rose 10.4% in 1996. The increase in loan services purchased totaled $14.5 million in the first quarter of 1996, resulting in a 32.7% increase from the same period in 1995. The 1996 increase reflects expenses incurred in processing additional volumes and in the increased promotion of new business. Equipment rentals, depreciation and maintenance increased 28.2% in 1996, primarily due to investments in technology and general growth. Federal deposit insurance decreased by 97.5% in 1996 due to a change in the regulatory assessment rates. Expenses in 1996 related to salaries and employee benefits, communications and supplies, and other professional services grew as a result of the general growth of the Company and were offset by decreases in purchased processing, net occupancy and miscellaneous expense.

RECENTLY ISSUED ACCOUNTING STANDARDS
- ------------------------------------

Statement of Financial Accounting Standards No. 121 (SFAS121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 1995. SFAS121 requires qualifying long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company believes that the adoption of this Statement will not have a material impact to its consolidated financial statements.

Statement of Financial Accounting Standards No. 122 (SFAS122), "Accounting for Mortgage Servicing Rights," is effective for fiscal years beginning after December 15, 1995. SFAS122 requires a mortgage banking enterprise to recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. This Statement also requires a mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company believes that the adoption of this Statement will not have a material impact to its consolidated financial statements.

PART II.  OTHER INFORMATION


Items 1,2,3,4,5, and 6(b):    Not applicable or negative response.

Item 6(a): Articles of Incorporation of the Parent Company (previously filed as Exhibit No. 1 to Form 10-K filed with the Securities and Exchange Commission by the Company on March 31, 1993) is incorporated herein by reference.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST NATIONAL OF NEBRASKA, INC.



                             By   /s/ Bruce R. Lauritzen
                                  ----------------------
                                  Bruce R. Lauritzen
                                  President and Treasurer, Principal Accounting and Financial Officer and Director
Date:  May 9, 1996