Form 10-Q
period 1996-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 1996-08-13
CIK 36725

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 1996, or



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to _________.



                          Commission file number 03502



                        First National of Nebraska, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Nebraska                                      47-0523079
- ------------------------------------                   --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)



    One First National Center      Omaha, NE                   68102
- ------------------------------------------------       --------------------
    (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code        (402) 341-0500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No       .
                                        -------    ------


As of July 30, 1996, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 346,767.

PART I. ITEM 1.  FINANCIAL STATEMENTS

                       FIRST NATIONAL OF NEBRASKA, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

- --------------------------------------------------------------------------------
ASSETS                                             June 30,        December 31,
                                                     1996              1995
- --------------------------------------------------------------------------------
                                                          (In Thousands)
Cash and due from banks                         $    267,794        $   309,405
Federal funds sold and other short-term
  investments                                         97,567            309,231
- --------------------------------------------------------------------------------
     Total cash and cash equivalents                 365,361            618,636

Securities held-to-maturity (fair value of
  $835,126,000 and $854,473,000 at June 30,
  1996 and December 31, 1995, respectively)          840,450            846,737
Securities available-for-sale (amortized
  cost of $146,253,000 at June 30, 1996)             145,574                 --

Loans                                              4,511,802          4,451,120
     Less:  Allowance for loan losses                 82,520             67,740
            Unearned income                           11,334             11,693
- --------------------------------------------------------------------------------
         Net loans                                 4,417,948          4,371,687

Premises and equipment, net                          109,458             99,550
Other assets                                         177,243            173,932
- --------------------------------------------------------------------------------
          TOTAL ASSETS                          $  6,056,034        $ 6,110,542
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Deposits:
     Non-interest bearing                       $    598,182        $   631,837
     Interest bearing                              4,436,916          4,458,043
- --------------------------------------------------------------------------------
          Total deposits                           5,035,098          5,089,880

Federal funds purchased and U.S.
  Treasury notes                                     140,705            133,488
Commercial paper and commercial
  paper based borrowings                             260,362            289,827
Other liabilities                                     59,059             58,300
Long-term debt and other
  interest-bearing obligations                        15,190              8,437
Capital notes                                         96,928            100,779
- --------------------------------------------------------------------------------
          Total liabilities                        5,607,342          5,680,711

Stockholders' equity:
     Common stock, par value $5 a
       share; 346,767 shares authorized,
       issued and outstanding                          1,734              1,734
     Additional paid-in capital                        2,603              2,603
     Retained earnings                               444,813            425,494
     Net unrealized gain (loss) on
       available-for-sale securities                    (458)                --
- --------------------------------------------------------------------------------
          Total stockholders' equity                 448,692            429,831
- --------------------------------------------------------------------------------
          TOTAL LIABILITIES AND                 $  6,056,034        $ 6,110,542
            STOCKHOLDERS' EQUITY
================================================================================
See notes to consolidated financial statements.

                                                 FIRST NATIONAL OF NEBRASKA, INC.
                                                 Consolidated Statements of Income
                                                            (Unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended June 30,               Six Months Ended June 30,
                                                                 1996                1995             1996                   1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands, Except Share and Per Share Data)
Interest income:
     Interest and fees on loans and
       lease financing                                      $   164,583         $   156,675      $   327,889            $   305,896
     Interest on securities:
          Taxable interest income                                13,020              11,152           25,525                 22,311
          Nontaxable interest income                                275                 450              557                    827
     Interest on federal funds sold and other
       short-term investments                                     3,286               2,492            7,015                  4,512
- ------------------------------------------------------------------------------------------------------------------------------------
               Total interest income                            181,164             170,769          360,986                333,546
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                        60,448              57,544          122,902                109,268
     Interest on commercial paper and commercial paper
       based borrowings                                           3,934               4,714            8,161                  9,390
     Interest on federal funds purchased and U.S. Treasury
       notes                                                      1,363                 932            2,451                  1,842
     Interest on long-term debt, other obligations and
       capital notes                                              2,077               2,104            4,126                  4,031
- ------------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                            67,822              65,294          137,640                124,531
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             113,342             105,475          223,346                209,015
Provision for loan losses                                        38,776              24,116           76,973                 43,585
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses              74,566              81,359          146,373                165,430

Other operating income:
     Processing services                                         25,667              16,191           48,080                 30,012
     Deposit services                                             5,200               4,638            9,927                  9,630
     Trust and investment services                                4,177               3,769            8,152                  7,473
     Commissions                                                  1,558               1,510            7,525                  6,492
     Miscellaneous                                                7,641               4,676           12,565                 10,644
- ------------------------------------------------------------------------------------------------------------------------------------
               Total other operating income                      44,243              30,784           86,249                 64,251
- ------------------------------------------------------------------------------------------------------------------------------------
Income before other operating expense                           118,809             112,143          232,622                229,681

Other operating expense:
     Salaries and employee benefits                              33,453              28,819           68,489                 59,441
     Communications and supplies                                 13,681              12,829           32,357                 28,433
     Loan services purchased                                     15,878              10,497           30,390                 21,432
     Purchased processing                                         4,424               4,204            9,734                  9,643
     Net occupancy expense of premises                            5,218               5,856           10,383                 11,412
     Equipment rentals, depreciation and maintenance              6,270               5,738           12,634                 10,701
     Other professional services
       purchased                                                  3,691               2,473            7,110                  5,851
     Federal deposit insurance                                       97               2,165              160                  4,693
     Miscellaneous                                                7,204               7,470           13,149                 14,036
- ------------------------------------------------------------------------------------------------------------------------------------
               Total other operating expense                     89,916              80,051          184,406                165,642
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       28,893              32,092           48,216                 64,039

Income tax expense/(benefit):
     Current                                                     14,060              15,085           25,121                 27,990
     Deferred                                                    (2,869)             (2,768)          (6,205)                (4,214)
- ------------------------------------------------------------------------------------------------------------------------------------
               Total income tax expense                          11,191              12,317           18,916                 23,776
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $    17,702         $    19,775      $    29,300            $    40,263
====================================================================================================================================
Average number of common shares outstanding                     346,767             346,767          346,767                346,767
====================================================================================================================================
Net income per common share                                 $     51.05         $     57.03      $     84.49            $    116.11
====================================================================================================================================
Cash dividends declared per common share                    $     16.88         $     16.00      $     28.78            $     25.73
====================================================================================================================================
See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



- --------------------------------------------------------------------------------
                                                      Six Months Ended June 30,
                                                              1996        1995
- --------------------------------------------------------------------------------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                               $  29,300   $  40,263
   Adjustments to reconcile net income to net
   cash flows from operating activities:
     Provision for loan losses                               76,973      43,585
     Depreciation and amortization                           13,872       8,575
     Provision for deferred taxes                            (6,205)     (4,214)
     Origination of loans for resale                        (20,898)     (9,975)
     Proceeds from the sale of loans                         20,407      10,259
     Other asset and liability activity, net                    376      17,539
- -------------------------------------------------------------------------------
 Net cash flows from operating activities                   113,825     106,032

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses                              $     395   $  28,041
   Maturities of securities held-to-maturity                115,956     202,014
   Purchases of securities held-to-maturity                (120,064)   (130,544)
   Purchases of securities available-for-sale              (146,474)         --
   Net change in loans                                     (122,749)   (325,211)
   Purchases of premises and equipment                      (19,052)    (15,732)
   Other, net                                                 9,433      12,886
- --------------------------------------------------------------------------------
 Net cash flows from investing activities                  (282,555)   (228,546)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in customer deposits                        $ (54,782)  $ 282,847
   Net change in federal funds purchased                      7,217     (64,038)
   Issuance of debt and capital notes                        27,074      15,204
   Principal repayments of debt and capital notes           (24,172)    (11,844)
   Net change in commercial paper and
    commercial paper based borrowings                       (29,902)    (18,472)
   Cash dividends paid                                       (9,980)     (8,922)
- --------------------------------------------------------------------------------
 Net cash flows from financing activities                   (84,545)    194,775
- --------------------------------------------------------------------------------
 Net change in cash and cash equivalents                   (253,275)     72,261

 Cash and cash equivalents at beginning of period           618,636     366,605
- --------------------------------------------------------------------------------
 Cash and cash equivalents at end of period               $ 365,361   $ 438,866
================================================================================
 Cash paid during the year for:
   Interest                                               $ 140,055   $ 118,399
   Income taxes                                           $  23,076   $  26,734
================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Increase to liabilities from business
    acquisitions                                          $     723   $  15,198
================================================================================
See notes to consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1996


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.


NOTE B:  EARNINGS PER COMMON SHARE

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.


NOTE C:  ACQUISITIONS

On August 1, 1996, a bank holding company subsidiary acquired Bolder Bancorporation, the holding company of The Bank of Boulder, in a transaction accounted for as a purchase. Bolder Bancorporation has consolidated assets of approximately $126 million and operates in two locations in Boulder, Colorado.

In another acquisition during 1996, the Company assumed liabilities of $103,000 and non-cash assets of $431,000.


PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The Company consists of the parent company, which is a Nebraska-based interstate bank holding company, and its consolidated subsidiaries. Its principal subsidiaries include First National Bank of Omaha and its wholly-owned subsidiaries (the "Bank"); First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; and First National of Colorado, Inc., and its wholly-owned subsidiaries First National Bank, Fort Collins, Colorado and Union Colony Bank, Greeley, Colorado. The accompanying financial statements do not reflect the August 1, 1996 acquisition of The Bank of Boulder. The Company also has nonbanking subsidiaries, which in the aggregate are not material.

In addition to its position as a regional bank holding company, First National of Nebraska, Inc. was one of the originators of the bank credit card industry and has 43 years' experience in this business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1995, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates all new credit card accounts and does not purchase existing accounts from other originators. The Company performs all credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as the seventh largest merchant credit card processor in the United States. It also was among the 15 largest automated clearinghouse processors in the country during 1995, and is one of the largest check processors in its market area. The Company provides data processing services to non-affiliated banks located in nine states. The Company has increased fee income through the significant expansion of these services. With the increased volumes processed, the Company is subjected to greater pricing and technology risks. The Company continues to closely monitor the risks and competitive conditions.

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


RESULTS OF OPERATIONS

OVERVIEW:

Net income for the quarter ending June 30, 1996 was $17.7 million, or $51.05 per common share, decreasing 10.5% from $19.8 million, or $57.03 per common share for the same quarter in 1995. Net income for the six months ending June 30, 1996 was $29.3 million, or $84.49 per common share, decreasing 27.2% from $40.3 million, or $116.11 per common share for the same period in 1995. The overall reduction in earnings was primarily attributable to increases in the provision for loan losses which were partially offset by increases in net interest income and other operating income.

NET INTEREST INCOME:

The Company's primary source of income is net interest income. Net interest income for the quarter ended June 30, 1996 increased $7.9 million or 7.5% to $113.3 million compared to the same quarter in 1995. For the six months ended June 30, 1996, net interest income increased $14.3 million or 6.9% to $223.3 million compared to the same period in 1995. The increase in net interest income is primarily due to an increase in average earning assets and a decrease in the cost of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES:

The Company evaluates the adequacy of its allowance for loan losses on a monthly basis. This review is based upon management's review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to individual loan portfolios within the Company.

The provision for loan losses increased $14.7 million or 60.8% to $38.8 million for the quarter ended June 30, 1996 compared to $24.1 million for the same period in 1995. For the six months ended June 30, 1996, the provision for loan losses increased $33.4 million or 76.6% to $77.0 million compared to $43.6 million for the same period in 1995. The increase relates to a buildup of the allowance for current and future loan losses due to a rise in delinquent and nonperforming consumer credit card loans (which is being experienced throughout the credit card industry) and the large volume of consumer credit card loans originated in 1994 which continue to mature. The offset to the risk of loss traditionally associated with consumer credit card loans is the higher interest rates charged resulting in favorable net earnings.

OTHER OPERATING INCOME:

Other operating income for the quarter ended June 30, 1996 increased $13.5 million or 43.7% to $44.2 million compared to the same quarter in 1995. For the six months ended June 30, 1996, other operating income increased $22.0 million or 34.2% to $86.2 million compared to the same period in 1995. The majority of the increase was due to processing services income which increased 58.5% for the quarter and 60.2% for the six months ended June 30, 1996 compared to the same period in 1995 and relates to increases in volumes processed from new and existing customers in merchant processing. Income related to trust and investment services, commissions, and deposit services increased as a result of the general growth of the Company. The increase in miscellaneous income was due to income derived from a change in merchant authorization processing.

OTHER OPERATING EXPENSE:

Other operating expense for the quarter ended June 30, 1996 increased $9.9 million or 12.3% to $89.9 million compared to the same quarter in 1995. For the six months ended June 30, 1996, other operating expense increased $18.8 million or 11.3% to $184.4 million compared to the same period in 1995. The increase in other operating expense is largely attributable to loan services purchased which increased 51.3% for the quarter and 41.8% for the six months ended June 30, 1996 compared to the same period in 1995. The increase reflects expenses incurred in processing additional volumes and in the increased promotion of new business. Federal deposit insurance decreased 95.5% for the quarter and 96.6% for the six months ended June 30, 1996 compared to the same period in 1995 due to a change in the regulatory assessment rates. Expenses in 1996 related to salaries and employee benefits and other professional services increased as a result of the general growth of the Company.


ASSET QUALITY

The Company's loan delinquency rates and net charge off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company's collection efforts. The Company's objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics.

The credit card industry is experiencing increased delinquency and charge off trends which are more representative of long-term historical levels. With consumer credit card loans comprising 48.0% of the Company's total assets, the Company has experienced an increase in its overall loan delinquency and net charge off rates. As a result, the Company has increased its allowance for loan losses by $20.1 million from June 30, 1995 to June 30, 1996.

The following table reflects the delinquency rates of the Company's loan portfolio. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The delinquency rate as a percentage of total loans was 3.56% at June 30, 1996 compared with 3.18% at December 31, 1995.


DELINQUENT LOANS:
                                             June 30, 1996            December 31, 1995
                                         ------------------------------------------------
                                                       (Amounts in Thousands)
                                                     Percent of                Percent of
                                                     Total Loans               Total Loans
                                                     -----------               -----------
Total Loans Outstanding                  $4,511,802                $4,451,120
Loans delinquent:
     30 - 89 days                        $  103,923       2.30%    $   95,236         2.14%
     90 days or more & still accruing        56,729       1.26%        46,396         1.04%
                                         ----------------------    ------------------------

          Total delinquent loans         $  160,652       3.56%    $  141,632         3.18%
                                         ======================    ========================

Nonaccrual loans                         $    7,323        .16%    $    8,718          .20%
                                         ======================    ========================



The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio. A provision for loan losses is charged against earnings to maintain the allowance at an acceptable level. Generally, the Company's policy is to charge off loans when they become 180 days contractually past due. Net loan charge offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged off loans. Net charge offs for the Company's portfolio were $62.2 million for the six months ended June 30, 1996 compared to $38.0 million for the same period in 1995. Net charge offs as a percentage of average loans were 1.41% for the six months ended June 30, 1996 compared to .92% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES:
                                For the Six Months Ended June 30,
                                         1996         1995
                                    ------------------------
                                      (Amounts in Thousands)

BALANCE AT JANUARY 1                    $ 67,740    $ 55,265
Addition due to acquisition                  --        1,568
Provision for credit losses               76,973      43,585
Losses charged off                       (71,573)    (46,635)
Recoveries on amounts
   charged off                             9,380       8,619
                                        --------    --------
BALANCE AT JUNE 30                      $ 82,520    $ 62,402
                                        ========    ========
Allowance as a percentage
   of loans and leases                      1.83%       1.44%
Net charge-offs as a percentage of
   average loans and leases                 1.41%        .92%


CAPITAL RESOURCES
- -----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal guidelines. Generally, these guidelines are:
1) 3% to 5% for Tier I capital to total assets defined as stockholders' equity less intangibles and goodwill as a percent of quarterly average assets less intangibles and goodwill; 2) 4% for Tier I capital to risk-adjusted assets; and
3) 8% for Total capital to risk-adjusted assets. Total capital is defined as Tier I capital plus a certain portion of allowance for loan and lease loss and certain debt and equity instruments. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at June 30, 1996.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Company's banking subsidiaries are reviewed by bank regulators pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At June 30, 1996, all of the Company's banking subsidiaries exceeded these minimum regulatory capital requirements for the top-rated well-capitalized category established by the supervisory agencies.

In December 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $22 million in capital notes outstanding as of June 30, 1996 issued in connection with the Company's previous acquisitions, count towards meeting required capital standards. In addition, the Company historically retains 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.


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

The Company utilizes the commercial paper market throughout the year. As of June 30, 1996, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $260,362,000 was outstanding and maturing in 57 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

Additionally, in September 1995, the Company increased the diversity of its credit card funding sources through a new securitization program. As of June 30, 1996, the Company had securitized $200 million of credit card loans through this program.



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



                             FIRST NATIONAL OF NEBRASKA, INC.



                             By     \s\ Bruce R. Lauritzen
                                    ----------------------
                                    Bruce R. Lauritzen
                                    President and Treasurer, Principal
                                    Accounting and Financial Officer and
                                    Director
Date:  July 30, 1996
       -------------