Form 10-Q/A
period 1996-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 1996-11-26
CIK 36725

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1996, or



    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______ to ______.



                         Commission file number 03502



                       First National of Nebraska, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Nebraska                                  47-0523079
----------------------------------------             --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)



One First National Center      Omaha, NE                    68102
-----------------------------------------            --------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number,
including area code                                     (402) 341-0500
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
                                         -----      -----


As of November 1, 1996, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 346,767.

PART I. ITEM 1.  FINANCIAL STATEMENTS

                       FIRST NATIONAL OF NEBRASKA, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

--------------------------------------------------------------------------------
ASSETS                                   September 30,              December 31,
                                             1996                       1995
--------------------------------------------------------------------------------
                                                     (In Thousands)

Cash and due from banks                    $  351,828                $  309,405
Federal funds sold and other
 short-term investments                       119,143                   309,231
--------------------------------------------------------------------------------
          Total cash and cash                 470,971                   618,636
           equivalents

Securities held-to-maturity (fair
 value of $734,890,000 and $854,473,000
 at September 30, 1996 and December
 31, 1995, respectively)                      737,068                   846,737
Securities available-for-sale
 (amortized cost of $194,533,000 at
 Sept 30, 1996)                               194,714                      ----

Loans                                       4,773,026                 4,451,120
     Less:  Allowance for loan losses          94,927                    67,740
            Unearned income                    11,416                    11,693
--------------------------------------------------------------------------------
          Net loans                         4,666,683                 4,371,687

Premises and equipment, net                   120,385                    99,550
Other assets                                  208,110                   173,932
--------------------------------------------------------------------------------
           TOTAL ASSETS                    $6,397,931                $6,110,542
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Deposits:
     Non-interest bearing                  $  700,280                $  631,837
     Interest bearing                       4,716,665                 4,458,043
--------------------------------------------------------------------------------
          Total deposits                    5,416,945                 5,089,880

Federal funds purchased and U.S.
 Treasury notes                                79,530                   133,488
Commercial paper and commercial paper
 based borrowings                             259,618                   289,827
Other liabilities                              66,903                    58,300
Long-term debt and other
 interest-bearing obligations                  13,197                     8,437
Capital notes                                  96,715                   100,779
--------------------------------------------------------------------------------
           Total liabilities                5,932,908                 5,680,711

Stockholders' equity:
     Common stock, par value $5 a
      share; 346,767 shares authorized,
      issued and outstanding                    1,734                     1,734
     Additional paid-in capital                 2,603                     2,603
     Retained earnings                        460,539                   425,494
     Net unrealized gain (loss) on
      available-for-sale securities               147                      ----
--------------------------------------------------------------------------------
          Total stockholders' equity          465,023                   429,831
--------------------------------------------------------------------------------
          TOTAL LIABILITIES AND            $6,397,931                $6,110,542
           STOCKHOLDERS' EQUITY
================================================================================


See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                      Quarter Ended Sept 30,    Nine Months Ended Sept 30,
                                                        1996         1995          1996           1995
-----------------------------------------------------------------------------------------------------------
                                                        (In Thousands, Except Share and Per Share Data)

Interest income:
     Interest and fees on loans and
      lease financing                                   $180,444     $162,820      $508,333       $468,716
     Interest on securities:
          Taxable interest income                         12,444       11,416        37,969         33,727
          Nontaxable interest income                         282          346           839          1,173
     Interest on federal funds sold
       and other short-term investments                    2,851        3,184         9,866          7,696
-----------------------------------------------------------------------------------------------------------
              Total interest income                      196,021      177,766       557,007        511,312
-----------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                 61,193       62,360       184,095        171,628
     Interest on commercial paper and
       commercial paper based borrowings                   3,874        4,557        12,035         13,947
     Interest on federal funds purchased
       and U.S. Treasury notes                             1,738          796         4,189          2,638
     Interest on long-term debt, other obligations
       and capital notes                                   2,242        1,839         6,368          5,870
-----------------------------------------------------------------------------------------------------------
               Total interest expense                     69,047       69,552       206,687        194,083
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                      126,974      108,214       350,320        317,229

Provision for loan losses                                 49,679       27,544       126,652         71,129
-----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       77,295       80,670       223,668        246,100

Other operating income:
     Processing services                                  27,399       20,053        75,479         50,065
     Deposit services                                      5,491        4,511        15,418         14,141
     Trust and investment services                         4,310        3,772        12,462         11,245
     Commissions                                           1,774        1,798         9,299          8,290
     Miscellaneous                                         6,385        4,902        18,950         15,546
-----------------------------------------------------------------------------------------------------------
               Total other operating income               45,359       35,036       131,608         99,287

-----------------------------------------------------------------------------------------------------------
Income before other operating expense                    122,654      115,706       355,276        345,387

Other operating expense:
     Salaries and employee benefits                       33,864       30,249       102,353         89,690
     Communications and supplies                          13,364       13,940        45,721         42,373
     Loan services purchased                               7,886        6,366        23,153         18,902
     Purchased processing                                  6,054        4,964        15,788         14,607
     Net occupancy expense of premises                     5,290        3,587        15,673         14,999
     Equipment rentals, depreciation and maintenance       6,255        7,079        18,889         17,780
     Other professional services purchased                11,027       10,126        33,260         24,873
     Federal deposit insurance                               480         (218)          640          4,475
     Miscellaneous                                         7,933        7,245        21,082         21,281
-----------------------------------------------------------------------------------------------------------
               Total other operating expense              92,153       83,338       276,559        248,980
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                30,501       32,368        78,717         96,407

Income tax expense/(benefit):
     Current                                              16,197       13,261        41,318         41,251
     Deferred                                             (4,348)        (824)      (10,553)        (5,038)
-----------------------------------------------------------------------------------------------------------
               Total income tax expense                   11,849       12,437        30,765         36,213
-----------------------------------------------------------------------------------------------------------
NET INCOME                                              $ 18,652     $ 19,931      $ 47,952       $ 60,194
===========================================================================================================
Average number of common shares outstanding              346,767      346,767       346,767        346,767
===========================================================================================================
Net income per common share                             $  53.79     $  57.48      $ 138.28       $ 173.59
===========================================================================================================
Cash dividends declared per common share                $   8.44     $   8.00      $  37.22       $  33.73
===========================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



---------------------------------------------------------------------------------------
                                                          Nine Months Ended Sept 30,
                                                              1996         1995
---------------------------------------------------------------------------------------
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  47,952    $  60,194
    Adjustments to reconcile net income to net cash
    flows from operating activities:
       Provision for loan losses                            126,652       71,129
       Depreciation and amortization                         21,011       16,020
       Provision for deferred taxes                         (10,553)      (5,038)
       Origination of loans for resale                      (35,026)     (23,991)
       Proceeds from the sale of loans                       36,366       25,879
       Securitization of loans                                ----        43,000
       Other asset and liability activity, net               (7,707)       8,862
---------------------------------------------------------------------------------------
  Net cash flows from operating activities                  178,695      196,055


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash received  (1)               $ (11,584)   $  28,041
    Maturities of securities held-to-maturity               225,486      247,730
    Purchases of securities held-to-maturity               (123,258)    (274,867)
    Purchases of securities available-for-sale             (171,784)        ----
    Net change in loans                                    (345,866)    (442,862)
    Purchases of premises and equipment                     (28,241)     (19,075)
    Other, net                                                9,567          792
---------------------------------------------------------------------------------------
  Net cash flows from investing activities                 (445,680)    (460,241)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in customer deposits                       $ 227,842    $ 381,085
    Net change in federal funds purchased                   (63,937)     (43,442)
    Issuance of debt and capital notes                       57,799       38,320
    Principal repayments of debt and capital notes          (58,853)     (40,060)
    Net change in commercial paper and
      commercial paper based borrowings                     (30,624)     (18,187)
    Cash dividends paid                                     (12,907)     (11,696)
---------------------------------------------------------------------------------------
  Net cash flows from financing activities                  119,320      306,020
---------------------------------------------------------------------------------------
Net change in cash and cash equivalents                    (147,665)      41,834

Cash and cash equivalents at beginning of period            618,636      366,605
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 470,971    $ 408,439
=======================================================================================
Cash paid during the year for:
  Interest                                                $ 204,876    $ 185,849
  Income taxes                                            $  34,107    $  40,851
=======================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Increase to liabilities from business
      acquisitions                                        $     723    $  25,950
=======================================================================================
See notes to consolidated financial statements.

(1) In two separate acquisitions during 1996, the Company assumed liabilities of $117,860,000 and non-cash assets of $130,168,000. In two separate acquisitions during 1995, the Company assumed liabilities of $169,394,000 and non-cash assets of $156,551,000.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1996


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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.


NOTE B:  EARNINGS PER COMMON SHARE

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.


NOTE C:  ACQUISITIONS

A bank holding company subsidiary, First National of Colorado, Inc., acquired Bolder Bancorporation, the holding company of The Bank of Boulder, as of August 1, 1996, in a transaction accounted for as a purchase. Bolder Bancorporation had consolidated assets of approximately $126 million. The Bank of Boulder operates in two locations in Boulder, Colorado.



PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL
-------

The Company consists of the parent company, which is a Nebraska-based interstate bank holding company, and its consolidated subsidiaries. Its principal subsidiaries include First National Bank of Omaha and its wholly-owned subsidiaries (the "Bank"); First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; and First National of Colorado, Inc., and its wholly-owned Colorado subsidiaries: First National Bank, Fort Collins; Union Colony Bank, Greeley; and The Bank of Boulder. The Company also has nonbanking subsidiaries, which in the aggregate are not material.

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

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. In 1995, the Company was ranked as the seventh largest merchant credit card processor in the United States. It also was among the 15 largest automated clearinghouse processors in the country during 1995, and is one of the largest check processors in its market area. The Company provides data processing services to non-affiliated banks located in nine states. The Company has increased fee income through the significant expansion of these services. With the increased volumes processed, the Company is subjected to greater pricing and technology risks. The Company continues to closely monitor the risks and competitive conditions.

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


RESULTS OF OPERATIONS
---------------------

OVERVIEW:

Net income for the quarter ending September 30, 1996 was $18.7 million, or $53.79 per common share, decreasing 6.4% from $19.9 million, or $57.48 per common share for the same quarter in 1995. Net income for the nine months ending September 30, 1996 was $48.0 million, or $138.28 per common share, decreasing 20.3% from $60.2 million, or $173.59 per common share for the same period in 1995. The overall reduction in earnings was primarily attributable to increases in the provision for loan losses which were partially offset by increases in net interest income and other operating income.

NET INTEREST INCOME:

The Company's primary source of income is net interest income. Net interest income for the quarter ended September 30, 1996 increased $18.8 million or 17.3% to $127.0 million compared to the same quarter in 1995. For the nine months ended September 30, 1996, net interest income increased $33.1 million or 10.4% to $350.3 million compared to the same period in 1995. The increase in net interest income is primarily due to an increase in average earning assets and the related yield net of an increase in the volume of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES:

The Company evaluates the adequacy of its allowance for loan losses on a monthly basis. This review is based upon management's review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to individual loan portfolios within the Company.

The provision for loan losses increased $22.1 million or 80.4% to $49.7 million for the quarter ended September 30, 1996 compared to $27.5 million for the same period in 1995. For the nine months ended September 30, 1996, the provision for loan losses increased $55.5 million or 78.1% to $126.7 million compared to $71.1 million for the same period in 1995. The increase relates to a buildup of the allowance for current and future loan losses due to a rise in delinquent and nonperforming consumer credit card loans (which is being experienced throughout the credit card industry) and the large volume of consumer credit card loans originated in 1994 which continue to mature. The offset to the risk of loss traditionally associated with consumer credit card loans is the higher interest rates charged resulting in favorable net earnings.

OTHER OPERATING INCOME:

Other operating income for the quarter ended September 30, 1996 increased $10.3 million or 29.5% to $45.4 million compared to the same quarter in 1995. For the nine months ended September 30, 1996, other operating income increased $32.3 million or 32.6% to $131.6 million compared to the same period in 1995. The majority of the increase was due to processing services income which increased 36.6% for the quarter and 50.8% for the nine months ended September 30, 1996 compared to the same period in 1995 and relates to increases in volumes processed from new and existing customers in merchant processing. Income related to trust and investment services and deposit services increased as a result of the general growth of the Company. The increase in miscellaneous income was due to income derived from a change in merchant authorization processing.

OTHER OPERATING EXPENSE:

Other operating expense for the quarter ended September 30, 1996 increased $8.8 million or 10.6% to $92.2 million compared to the same quarter in 1995. For the nine months ended September 30, 1996, other operating expense increased $27.6 million or 11.1% to $276.6 million compared to the same period in 1995. The increase in other operating expense is largely attributable to salaries and employee benefits, which increased 12.0% for the quarter and 14.1% for the nine months ended September 30, 1996, and relates to the general growth of the Company. Other professional services increased 8.9% for the quarter and 33.7% for the nine months ended September 30, 1996 compared to the same period in 1995 due to increased merchant acquisition costs. Loan services purchased increased 23.9% for the quarter and 22.5% for the nine months ended September 30, 1996 compared to the same period in 1995. The increase reflects expenses incurred in processing additional volumes and in the increased promotion of new business. Federal deposit insurance increased $0.7 million for the quarter ended September 30, 1996 compared to the same period in 1995 due to an FDIC special assessment. Federal deposit insurance decreased 85.7% for the nine months ended September 30, 1996 compared to the same period in 1995 due to a change in the regulatory assessment rates. Expenses in 1996 related to purchased processing and net occupancy expense increased as a result of the general growth of the Company.

ASSET QUALITY
-------------

The Company's loan delinquency rates and net charge off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company's collection efforts. The Company's objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the loan portfolio with the use of statistically-based computer simulation models.

The consumer credit industry continues to experience increased delinquencies and charge-offs. As a major credit card issuer, the Company is also experiencing an increase in its credit card loan delinquency and net charge-off rates. As a result, the Company has increased its allowance for loan losses by $30 million from September 30, 1995 to September 30, 1996. The increased delinquency and charge-off trends are likely to continue as the large volume of credit card loans originated in 1994 continue to season. The Company anticipates selected segments of consumers will continue to experience declining credit. While management's current systematic methodology for credit administration has not significantly changed in recent periods, consumer behavior is being closely monitored to determine if future changes in this methodology will be required.

The following table reflects the delinquency rates of the Company's loan portfolio. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.78% at September 30, 1996 compared with 3.18% at December 31, 1995.

DELINQUENT LOANS:
                                           September 30, 1996        December 31, 1995
                                       -------------------------------------------------
                                                      (Amounts in Thousands)

TOTAL LOANS                                          % of Loans               % of Loans
-----------                                          ----------               ----------
Loans outstanding                        $4,773,026               $4,451,120
Loans delinquent:
  30 - 89 days                           $  116,383        2.44%  $   95,236        2.14%
  90 days or more & still accruing           64,156        1.34%      46,396        1.04%
                                       -------------------------------------------------

     Total delinquent loans              $  180,539        3.78%  $  141,632        3.18%
                                       =================================================

Nonaccrual loans                         $    8,235         .17%  $    8,718         .20%
                                       =================================================


CREDIT CARD LOANS
-----------------
Loans outstanding                        $2,663,928               $2,572,307
Loans delinquent:
  30 - 89 days                           $   92,082        3.46%  $   81,125        3.15%
  90 days or more & still accruing           60,740        2.28%      42,928        1.67%
                                       -------------------------------------------------

     Total delinquent loans              $  152,822        5.74%  $  124,053        4.82%
                                       =================================================

Nonaccrual loans                               ----        ----         ----        ----
                                       =================================================




                                         September 30, 1996                December 31, 1995
                                       --------------------------------------------------------
                                                        (Amounts in Thousands)
NON-CREDIT CARD LOANS
---------------------

Loans outstanding                         $2,109,098                    $1,878,813
Loans delinquent:
   30 - 89 days                           $   24,301     1.15%          $   14,111         .75%
   90 days or more & still accruing            3,416      .16%               3,468         .18%
                                          --------------------           ----------------------

          Total delinquent loans          $   27,717     1.31%          $   17,579         .94%
                                          ====================          =======================

Nonaccrual loans                          $    8,041      .38%          $    8,708         .46%
                                          ====================          =======================

Generally, the Company's policy is to charge off loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date and is continually monitored using statistically-based computer simulation models. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $101.2 million for the nine months ended September 30, 1996 compared to $63.0 million for the same period in 1995. Net charge-offs as a percentage of average loans were 2.25% for the nine months ended September 30, 1996 compared to 1.50% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES:
                                    For the Nine Months Ended Sept 30,
                                            1996         1995
                                        ------------------------
                                         (Amounts in Thousands)

BALANCE AT JANUARY 1                      $  67,740    $ 55,265
Addition due to acquisition                   1,738       1,568
Provision for credit losses                 126,652      71,129

Loans charged off:
     Credit card loans                     (101,227)    (69,485)
     Non-credit card loans                  (14,578)     (6,140)
Loans recovered:
     Credit card loans                       13,187      11,714
     Non-credit card loans                    1,415         864
                                          ---------------------
Total net charge-offs                      (101,203)    (63,047)
                                          ---------------------

BALANCE AT SEPTEMBER 30                   $  94,927    $ 64,915
                                          =====================
Allowance as a percentage
   of loans and leases                         1.99%       1.48%
Total net charge-offs as a percentage
   of average loans and leases                 2.25%       1.50%



CAPITAL RESOURCES
------------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with federal guidelines. Generally, these guidelines are:
1) 3% to 5% for Tier I capital to total assets defined as stockholders' equity less intangibles and goodwill as a percent of quarterly average assets less intangibles and goodwill; 2) 4% for Tier I capital to risk-adjusted assets; and
3) 8% for Total capital to risk-adjusted assets. Total capital is defined as Tier I capital plus a certain portion of allowance for loan and lease loss and certain debt and equity instruments. The stated capital of the Company and its banking subsidiaries is subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its banking subsidiaries exceeded these minimum regulatory capital requirements at September 30, 1996.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Company's banking subsidiaries are reviewed by bank regulators pursuant to a supervisory framework for prompt corrective action. This framework consists of five categories that are defined by different levels of capital. For the top-rated well-capitalized category, an institution must meet capital ratios of 5.0% for Tier I capital to total assets (as defined); 6.0% for Tier I capital to risk-adjusted assets; and 10.0% for Total capital to risk-adjusted assets. At September 30, 1996, all of the Company's banking subsidiaries exceeded these minimum regulatory capital requirements for the top-rated well-capitalized category established by the supervisory agencies.

In December 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $22 million in capital notes outstanding as of September 30, 1996 issued in connection with the Company's previous acquisitions, count towards meeting required capital standards. In addition, the Company has historically retained 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.



LIQUIDITY AND INTEREST MARGIN MANAGEMENT
----------------------------------------

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding demands are offset by funds generated from loan repayments, the maturity of securities and core deposit growth. The Company believes liquidity can be managed from both sides of the balance sheet. Liquidity is evaluated by the Company using three distinct processes: addressing daily liquidity needs; the use of non-core deposits and other funding sources; and expected loan demands against liquidity.

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

The Company utilizes the commercial paper market throughout the year. As of September 30, 1996, the Company had facilities to access the commercial paper market up to a maximum of $340,000,000, of which $259,618,000 was outstanding and maturing in 56 days. Commercial paper is supported by loan commitments from various financial institutions, and is distributed on a national basis with proceeds used to finance consumer receivables.

Additionally, in September 1995, the Company increased the diversity of its credit card funding sources through a new securitization program. As of September 30, 1996, the Company had securitized $200 million of credit card loans through this program.



PART II.  OTHER INFORMATION


Items 1,2,3,4,and 5:     Not applicable or negative response.

Item 6(a): Articles of Incorporation of the Parent Company (previously filed as Exhibit No. 1 to Form 10-K filed with the Securities and Exchange Commission by the Company on March 31, 1993) is incorporated herein by reference.

Item 6(b):               Report on Form 8-K for the quarter ended September 30,
                         1996:

                         On August 7, 1996, the registrant filed a Current Report on Form 8-K (Item 5.) reporting the purchase of The Bank of Boulder.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST NATIONAL OF NEBRASKA, INC.



                             By  /s/ Bruce R. Lauritzen
                                 ----------------------
                                 Bruce R. Lauritzen
                                 President and Treasurer, Principal Accounting and Financial Officer and Director
Date:  November 7, 1996
       ----------------