Form 10-K405
period 1996-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 1997-03-28
CIK 36725

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549
(Mark One)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1996, or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from        to       .
                                          ------    ------

                         Commission file number 03502.

                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nebraska                                       47-0523079
-------------------------------------------            -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

 One First National Center      Omaha, NE                        68102
-------------------------------------------            -------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (402) 341-0500
                                                       -------------------------

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
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

As of February 27, 1997, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $508,643,900.

The number of outstanding shares of the registrant's common stock, as of March 26, 1997 was 346,767.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Annual Report to Shareholders for fiscal year ended December 31, 1996 (Parts I and II).

Proxy statement of the registrant to be filed with the Securities and Exchange Commission (Part III).

PART I

ITEM  1.  BUSINESS.


THE COMPANY

First National of Nebraska, Inc. (the "Parent Company") is a Nebraska-based interstate multi-bank holding company. It was organized in 1968 and owns or substantially owns all of the common stock of ten banking subsidiaries and nine nonbanking subsidiaries.

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

At December 31, 1996, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates all new credit card accounts and has not purchased existing accounts from other originators. The Company performs all credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks. Gross revenues associated with credit card loans were 54% of total gross revenues in 1996.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as one of the larger merchant credit card processors in the United States. It also ranked among the 25 largest automated clearinghouse processors in the country during 1996, and is one of the largest check processors in its market area. The Company provides data processing services to non-affiliated banks located in ten states.

BANKING SUBSIDIARIES

First National Bank of Omaha (the "Bank") is a national banking association founded in 1863 and substantially owns six nonbanking subsidiaries. As of December 31, 1996, the Bank had assets in excess of $3,491,000,000 and was ranked as the second largest bank in Nebraska. The Bank is engaged in a general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado and other nearby states. The Bank offers time and demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including credit card, installment and home equity loans), agricultural, real estate, and commercial loans. The Bank has branch locations in Omaha, Bellevue, Beatrice, and David City, Nebraska.

In addition to the Bank, the Parent Company owns all of the outstanding common stock of the following banks. These banks engage in general banking business and offer complete banking services to retail, commercial, industrial and agricultural customers.


      Bank                                             Locations
--------------------------------------------------------------------------------
The Bank of Boulder                                Boulder, Colorado

First National Bank                                Fort Collins, Colorado
                                                   Loveland, Colorado

First National Bank of Kansas                      Overland Park, Kansas
                                                   Fairway, Kansas
                                                   Olathe, Kansas

First National Bank                                North Platte, Nebraska
                                                   Alliance, Nebraska
                                                   Chadron, Nebraska
                                                   Gering, Nebraska
                                                   Scottsbluff, Nebraska

First National Bank and Trust Company              Columbus, Nebraska
of Columbus                                        Norfolk, Nebraska

Union Colony Bank                                  Greeley, Colorado
                                                   Windsor, Colorado

Fremont National Bank & Trust Company              Fremont, Nebraska

Platte Valley Bank & Trust Company                 Kearney, Nebraska

First National Bank South Dakota                   Yankton, South Dakota


Refer to Note L of the Company's consolidated financial statements for details regarding the Company's most recent acquisitions.

COMPETITION

Competitors of the Company include other commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own credit cards. In addition, the Company's banking subsidiaries compete for interest-bearing funds with mutual funds and issuers of commercial paper and other securities. As the industry consolidates and nonbanking companies continue to offer products traditionally offered by banks, competitive forces continue to impact product pricing and profitability.

EMPLOYEES

The Company had 4,130 full-time-equivalent employees as of December 31, 1996.

REGULATION

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the FDIC.
The Parent Company's banking subsidiaries include seven national banks and three state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by the state banking authorities.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. In addition, subsidiary national banks are subject to limitations under federal law in the amount of dividends they may declare.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) imposed a significant amount of regulation on the banking industry. One of the major provisions of this legislation established levels of capitalization with more scrutiny and restrictions placed on institutions with lower levels of capital. The legislation also includes regulations which relate to corrective regulatory action, audit and reporting requirements, standards of safety and soundness and various deposit insurance reforms.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company to maintain minimum total risk-based capital (as defined in the regulations) of 8%, Tier 1 risk-based capital (as defined) of 4%, and Tier 1 leverage capital (as defined) of 4%. As of December 31, 1996, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6%, and Tier I leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. For further discussion, see Note J in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the Federal Reserve Board. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements, and the regulation of certain interest rates payable by member banks, the Federal Reserve Board exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels, and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities.


ADDITIONAL FINANCIAL INFORMATION

The following tables set forth statistical data, as specified by Guide 3, or are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996. Such data should be read in conjunction with the other financial statements and related notes with respect to the Company and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report. The information with respect to such tables should not be construed to imply any conclusion on the part of management that the results, causes or trends indicated therein will continue in the future.

SCHEDULE I.A. - AVERAGE CONSOLIDATED BALANCE SHEETS

The following table presents the average consolidated balance sheets of the Company for the years 1994 through 1996 (1):

                                                                            For the year ended December 31,
ASSETS                                                                   1996             1995            1994
------------------------------------------------------------------------------------------------------------------
                                                                                (Amounts in Thousands)
    Cash and due from banks (2)                                     $    260,258     $    234,563    $    228,897
    Federal funds sold and other short-term
       investments                                                       181,632          177,915         134,327
    Securities:
       Taxable                                                           918,315          770,064         614,132
       Nontaxable                                                         20,832           24,632          25,196
    Loans net of allowance for loan losses and
       unearned income                                                 4,517,487        4,209,515       3,355,462
    Premises and equipment, net                                          113,423           98,323          80,204
    Other assets                                                         178,858          156,385         121,215
------------------------------------------------------------------------------------------------------------------
                         Total assets                               $  6,190,805     $  5,671,397    $  4,559,433
==================================================================================================================

------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
    Deposits:  (2)
       Non-interest bearing                                         $    561,713     $    510,920    $    475,017
       Interest bearing                                                4,623,506        4,263,650       3,431,635
------------------------------------------------------------------------------------------------------------------
                         Total deposits                                5,185,219        4,774,570       3,906,652
------------------------------------------------------------------------------------------------------------------

    Federal funds purchased and securities sold under
       repurchase agreements                                             117,715           67,295          62,286
    Commercial paper and commercial
       paper based borrowings                                            265,775          284,914         171,293
    Other liabilities                                                     56,595           49,375          39,796
    Long-term debt and other interest-bearing obligations                 11,247           69,021          48,279
    Capital notes                                                         96,906           31,049          10,975
------------------------------------------------------------------------------------------------------------------
                         Total liabilities                             5,733,457        5,276,224       4,239,281
------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
       Common stock                                                        1,734            1,734           1,734
       Additional paid-in capital                                          2,604            2,604           2,604
       Retained earnings                                                 452,956          390,835         315,814
       Net unrealized appreciation on available-for-sale
         securities, net of tax                                               54              -               -
------------------------------------------------------------------------------------------------------------------
                         Total stockholders' equity                      457,348          395,173         320,152
------------------------------------------------------------------------------------------------------------------
                         Total liabilities and
                            stockholders' equity                    $  6,190,805     $  5,671,397    $  4,559,433
==================================================================================================================

       (1) All significant intercompany balances have been eliminated in consolidation.

       (2) The December 31 balances are higher than the average balances as shown in this schedule due to significant growth during the year and many of the Company's customers making large deposits at year-end.

SCHEDULE I.B. - INTEREST RATES AND DIFFERENTIAL

The following tables present an analysis of net interest earnings for the years 1994 through 1996:


------------------------------------------------------------------------------------------------
                                                        For the year ended December 31,
ASSETS                                               1996            1995            1994
------------------------------------------------------------------------------------------------
                                                    (Amounts in Thousands Except Percents)
 Average amount outstanding for year:
    Loan and lease financing (1) (5)            $  4,593,550    $  4,267,290    $  3,403,324
    Taxable securities (4)                           918,315         770,064         614,132
    Nontaxable securities (4)                         20,832          24,632          25,196
    Federal funds sold and
       other short-term investments                  181,632         177,915         134,327
------------------------------------------------------------------------------------------------
                      Total                     $  5,714,329    $  5,239,901    $  4,176,979
================================================================================================



 Total interest earned during the year:
    Loan and lease financing (1) (2)            $    700,472    $    634,157    $    490,169
    Taxable securities                                54,295          45,492          32,777
    Nontaxable securities (3)                          1,716           2,210           2,254
    Federal funds sold and
       other short-term investments                    9,531          10,298           5,780
------------------------------------------------------------------------------------------------
                      Total                     $    766,014    $    692,157    $    530,980
================================================================================================



 Yield:
    Loan and lease financing                          15.25%          14.86%          14.40%
    Taxable securities                                 5.91%           5.91%           5.34%
    Nontaxable securities (3)                          8.24%           8.97%           8.95%
    Federal funds sold and
       other short-term investments                    5.25%           5.79%           4.30%

                      Total                           13.41%          13.21%          12.71%
================================================================================================

        (1) Non-accruing loans are included within the average loan and lease financing amount outstanding. No interest on these non-accruing loans is included within the "Total interest earned during the year" amount.

        (2)  Loan fees of approximately $107,018,000; $83,452,000; and
$71,283,000 are included for 1996, 1995, and 1994, respectively.

        (3) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1996, 1995 and 1994.

        (4) Includes securities held-to-maturity, securities available-for-sale, and trading securities.

        (5)  Calculated net of unearned income.

----------------------------------------------------------------------------------------------------------------
                                                                         For the year ended December 31,
LIABILITIES                                                            1996            1995           1994
----------------------------------------------------------------------------------------------------------------
                                                                      (Amounts in Thousands Except Percents)
   Average amount outstanding for year:
      Interest bearing deposits                                   $  4,623,506    $  4,263,650   $  3,431,635
      Federal funds purchased and securities sold under
         repurchase agreements                                         117,715          67,295         62,286
      Commercial paper and commercial paper
         based borrowings                                              265,775         284,914        171,293
      Long-term debt and other interest-bearing
         obligations and capital notes                                 108,153         100,070         59,254
----------------------------------------------------------------------------------------------------------------
                        Total                                     $  5,115,149    $  4,715,929   $  3,724,468
================================================================================================================



   Total interest expensed during the year:
      Interest bearing deposits                                   $    250,170    $    234,694   $    152,746
      Federal funds purchased and securities sold under
         repurchase agreements                                           5,667           3,642          2,333
      Commercial paper and commercial paper
         based borrowings                                               15,943          18,435          8,797
      Long-term debt and other interest-bearing
         obligations and capital notes                                   8,451           7,689          4,340
----------------------------------------------------------------------------------------------------------------
                        Total                                     $    280,231    $    264,460   $    168,216
================================================================================================================



   Yield:
      Interest bearing deposits                                          5.41%           5.50%          4.45%
      Federal funds purchased and securities sold under
         repurchase agreements                                           4.81%           5.41%          3.75%
      Commercial paper and commercial paper
         based borrowings                                                6.00%           6.47%          5.14%
      Long-term debt and other interest-bearing
         obligations and capital notes                                   7.81%           7.68%          7.32%

                        Total                                            5.48%           5.61%          4.52%
================================================================================================================


   Net interest income (1)                                        $    485,783    $    427,697   $    362,764
   Net yield on earning assets                                           8.50%           8.16%          8.68%

================================================================================================================

   (1) Reflects the effect of interest on nontaxable securities calculated on a taxable equivalent basis with a 35% marginal tax rate in 1996, 1995 and 1994.

SCHEDULE I. C. - INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):


                                                      Year 1996 Over 1995                     Year 1995 Over 1994
                                             ------------------------------------     ------------------------------------
                                                                   Variance                               Variance
                                                               Attributable to                         Attributable to
                                               Amount        Rate        Volume         Amount        Rate        Volume
                                             ----------   ----------   ----------     ----------   ----------   ----------
                                                                       (Amounts in Thousands)
Loan and lease financing                     $   66,315   $   16,886   $   49,429     $  143,988   $   16,036   $  127,952
Taxable securities                                8,803           38        8,765         12,715        3,767        8,948
Nontaxable securities (2)                          (494)        (171)        (323)           (44)           7          (51)
Federal funds sold and other
   short-term  investments                         (767)        (978)         211          4,518        2,329        2,189
Interest bearing deposits                        15,476       (4,052)      19,528         81,948       40,479       41,469
Federal funds purchased and
   securities sold under repurchase
   agreements                                     2,025         (441)       2,466          1,309        1,109          200
Commercial paper and commercial
   paper based borrowings                        (2,492)      (1,297)      (1,195)         9,638        2,712        6,926
Long-term debt and other
   interest-bearing obligations and
   capital notes                                    762          132          630          3,349          223        3,126

(1)  Variances attributable to rate and volume were calculated as follows:

       A.  A rate variance is the change in rate times the prior period volume.

       B. A volume variance is the change in volume times the prior period rate.

       C. The remaining variance is due to a combination of rate and volume changes. This amount was allocated proportionately to the rate and volume changes obtained in A and B.

(2) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1996, 1995 and 1994.

SCHEDULE II. A. - SECURITIES PORTFOLIO

The following table indicates the amortized cost of securities of the Company as of December 31 for the years indicated:

                                                                                     1996              1995            1994
------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Amounts in Thousands)
   Available-for-sale securities:
   U.S. Government obligations                                                     $245,218              -                 -
   Obligations of states and political subdivisions                                     305              -                 -
   Other securities                                                                  10,130              -                 -
------------------------------------------------------------------------------------------------------------------------------
                        Total securities available-for-sale                        $255,653     $        -        $        -
==============================================================================================================================

   Held-to-maturity securities:
   U.S. Government obligations                                                     $626,690        $811,338          $748,483
   Obligations of states and political subdivisions                                  19,588          21,438            21,524
   Other securities                                                                   3,521          13,961            12,043
------------------------------------------------------------------------------------------------------------------------------
                        Total securities held-to-maturity                          $649,799        $846,737          $782,050
==============================================================================================================================

SCHEDULE II. B. - SECURITIES MATURITIES

The following table presents the maturity of securities held on December 31, 1996 and the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate). Yield information for securities available-for-sale does not give effect to changes in fair value that are reflected as a component of stockholders' equity.


                                                               Held-to-Maturity Securities:         Available-for-Sale Securities:
                                                            ----------------------------------    ----------------------------------
                                                               Amortized           Weighted         Amortized            Weighted
                                                                 Cost           Average Yield         Cost            Average Yield
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Amounts in Thousands)
   U.S. Government obligations:
          One year or less                                    $267,491              5.82%            $41,608              5.94%
          After one through five years                         358,971              5.80%            203,610              6.05%
          After five through ten years                             228              7.09%                 -                 -
          After ten years                                           -                 -                   -                 -
------------------------------------------------------------------------------------------------------------------------------------
                        Total                                 $626,690              5.81%           $245,218              6.03%
====================================================================================================================================
   Obligations of states and
      political subdivisions:
          One year or less                                      $5,635              9.17%               $151              6.46%
          After one through five years                          10,052              9.80%                154             10.13%
          After five through ten years                           3,245              8.73%                 -                 -
          After ten years                                          656             10.79%                 -                 -
------------------------------------------------------------------------------------------------------------------------------------
                        Total                                  $19,588              9.48%               $305              8.31%
====================================================================================================================================
   Other securities:
          One year or less                                      $1,767              6.09%                 -                 -
          After one through five years                             186              8.52%                 -                 -
          After five through ten years                             755              7.25%                 -                 -
          After ten years                                          813              8.85%             10,130              6.08%
------------------------------------------------------------------------------------------------------------------------------------
                        Total                                   $3,521              7.10%            $10,130              6.08%
====================================================================================================================================

SCHEDULE III. A. - LOAN PORTFOLIO TYPES

The following table indicates the distribution of loans, net of unearned income, of the Company as of December 31, for the years indicated:

                                      1996            1995           1994            1993            1992
--------------------------------------------------------------------------------------------------------------
                                                             (Amounts in Thousands)
Individual consumer (1)             3,290,374    $  2,895,617   $  2,646,865    $  2,066,266    $  1,699,337
Commercial and financial              668,585         565,075        486,540         393,760         325,771
Real estate-mortgage                  630,768         517,375        394,920         366,204         275,565
Agricultural                          284,580         268,940        246,267         225,124         186,366
Real estate-construction              152,035         131,196        105,347          71,908          56,368
Lease financing                        57,050          50,447         48,976          44,521          42,506
Other                                  12,155          10,777          5,003           5,103           5,446
--------------------------------------------------------------------------------------------------------------
                                    5,095,547       4,439,427      3,933,918       3,172,886       2,591,359
Less:
   Allowance for loan losses          104,812          67,740         55,265          49,589          41,298
--------------------------------------------------------------------------------------------------------------
               Net Loans            4,990,735    $  4,371,687   $  3,878,653    $  3,123,297    $  2,550,061
==============================================================================================================

(1) Individual consumer loans include credit cards and related plans.




SCHEDULE III. B. - LOAN MATURITIES AND SENSITIVITIES OF LOANS TO
                   CHANGES IN INTEREST RATES

The following table presents certain consolidated loan maturities by ranges based upon contract dates. Also included for loans maturing after one year are the amounts which have predetermined interest rates and floating or adjustable interest rates.

                                                        Maturities as of December 31, 1996
--------------------------------------------------------------------------------------------------------------
                                                                                      --AFTER ONE YEAR--
                                                    After One                    Predetermined     Adjustable
                                     One Year        Through       After Five       Interest        Interest
                                     or Less       Five Years        Years           Rates           Rates
--------------------------------------------------------------------------------------------------------------
                                                             (Amounts in Thousands)
Individual consumer                 2,781,273    $    467,217   $     41,884    $    221,693    $    287,408
Commercial and financial              428,119         209,993         30,473          89,249         151,217
Real estate-mortgage                  170,555         264,666        195,547         231,318         228,895
Agricultural                          214,889          65,850          3,841          42,504          27,187
Real estate-construction               78,976          56,495         16,564          21,354          51,705
Lease financing                        15,247          39,524          2,279          41,803              -
Other                                  11,617             537              1             538              -
--------------------------------------------------------------------------------------------------------------

SCHEDULE III. C. - RISK ELEMENTS

1.  Nonaccrual, Restructured and Past Due Loans:

                                                                       As of December 31,
                                               1996           1995           1994           1993          1992
----------------------------------------------------------------------------------------------------------------
                                                                    (Amounts in Thousands)
Nonaccrual loans (a)                          $7,231         $8,718         $5,830         $8,257       $11,143
Restructured loans (b)                           972          1,527          1,887          2,469         3,241
                                           ---------------------------------------------------------------------
Total nonaccrual and restructured
   loans (c)                                   8,203         10,245          7,717         10,726        14,384
Loans past due 90 days or more (d)            73,580         46,396         27,305         25,219        19,301
                                           ---------------------------------------------------------------------
Total nonaccrual, restructured and
   past due loans                            $81,783        $56,641        $35,022        $35,945       $33,685
                                           =====================================================================

   (a) Loans are placed on nonaccrual status when there is sufficient evidence to indicate the borrower may be unable to meet the obligation.

   (b) Does not include loans classified in the nonaccrual loans or loans past due 90 days or more categories.

   (c) The gross amount of interest income which would have been recorded on these loans for the year ended December 31, 1996 if such loans had been current is $1,228,000. The amount of interest income on these loans that was included in net income for the same year is $358,000.

   (d) Does not include loans classified in the nonaccrual loans category. For further information regarding the increase in loans past due 90 days or more, see the Asset Quality section of Management's Discussion and Analysis in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

It is the Company's policy for a committee of senior loan officers to review all loans 90 days or more past due for placement on nonaccrual status. If there is sufficient evidence to indicate that the borrower may be unable to meet the obligation, the loan is placed on nonaccrual status. Loans may be placed on nonaccrual status prior to reaching 90 days or more past due if circumstances warrant.



2.  Potential Problem Loans for the Year Ended December 31, 1996:

The following table presents potential problem loans categorized by loan type. Potential problem loans include all loans that are classified by management as substandard and doubtful less non-accrual loans, restructured loans and loans past due 90 days or more.

                                                                                        (Amounts in
                                                                                         Thousands)
                                                                                    ----------------
Individual consumer                                                                      $     750
Commercial and financial                                                                    12,644
Real estate-mortgage                                                                         3,103
Agricultural                                                                                 7,653
Real estate-construction                                                                     2,519
Lease financing                                                                                178
Other                                                                                           -

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



SCHEDULE IV. - SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity in the allowance for loan losses of the
Company:

                                                               For the year ended December 31,
                                                1996          1995           1994          1993         1992
------------------------------------------------------------------------------------------------------------------
                                                           (Amounts in Thousands Except Percents)
Average amount of loans
   outstanding                             $  4,593,550  $  4,267,290  $  3,403,324  $  2,706,475  $  2,323,610

Allowance for loan losses:
   Balance, beginning of year                    67,740        55,265        49,589        41,298        35,819
   Opening balance of acquired banks              1,738         1,568           189         4,565            -
   Provision charged to operations              180,059       102,767        71,698        67,083        64,467

Loans charged off:
   Individual consumer                          163,320       107,370        80,933        73,456        69,906
   Commercial and financial                         631           922           694            62           399
   Real estate-mortgage                              57            96           159         2,107            99
   Agricultural                                     645           302           148           498           187
   Real estate-construction                          -             -             -             -             -
   Lease financing                                   11            67            41           150           216
   Other                                             47            -             17            -             48
Loans recovered:
   Individual consumer                           19,082        16,250        15,295        12,626        11,288
   Commercial and financial                         478           317           205            86           273
   Real estate-mortgage                             219            52            91            66            65
   Agricultural                                      77           176            83            43            81
   Real estate-construction                          50             5             2            -             -
   Lease financing                                   61            42            81            70            85
   Other                                             19            55            24            25            75
----------------------------------------------------------------------------------------------------------------

Net loans charged off                           144,725        91,860        66,211        63,357        58,988
----------------------------------------------------------------------------------------------------------------

Balance, end of year                       $    104,812  $     67,740  $     55,265  $     49,589  $     41,298
================================================================================================================
Ratio of net charge-offs to
average loans outstanding                          3.15%         2.15%         1.95%         2.34%         2.54%
================================================================================================================

The following table presents the loan loss allowance by loan category and the percentage of loans in each category to loans, net of unearned income, as of December 31 for the years indicated:

                                                             (Amounts in Thousands Except Percents)

                                   1996                 1995                 1994                  1993                1992
                          -------------------  -------------------  -------------------  -------------------  -------------------
                          Percent              Percent              Percent              Percent              Percent
                          of Loans             of Loans             of Loans             of Loans             of Loans
                          in Each              in Each              in Each              in Each              in Each
                          Category             Category             Category             Category             Category
                          to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss
                           Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance(1)
                          --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
Individual consumer        64.6%    $ 85,810    65.2%     $52,453    67.3%     $38,897    65.1%     $35,140    65.6%     $29,281
Commercial and financial   13.1%       8,243    12.7%       6,143    12.4%       8,436    12.4%       6,399    12.6%       5,327
Real estate-mortgage       12.4%       4,559    11.7%       4,444    10.0%       3,182    11.5%       4,635    10.6%       3,841
Agriculture                 5.6%       3,767     6.1%       3,156     6.3%       3,074     7.1%       2,507     7.2%       2,106
Real estate-construction    3.0%       1,551     3.0%         862     2.7%       1,009     2.3%         567     2.2%         454
Lease financing             1.1%         419     1.1%         389     1.2%         331     1.4%         302     1.6%         248
Other                       0.2%         463     0.2%         293     0.1%         336     0.2%          39     0.2%          41
----------------------------------------------------------------------------------------------------------------------------------
       Total              100.0%    $104,812   100.0%     $67,740   100.0%     $55,265   100.0%     $49,589   100.0%     $41,298
==================================================================================================================================

(1) Certain reclassifications were made to prior years Schedule IV Summary of Loan Loss Experience Loan Loss Allowance numbers to conform them to the revised allocation method used since 1993. These reclassifications more accurately depict the Company's procedure in determining the required loan loss allowance for each loan category and had no effect on net income or the total loan loss allowance.

The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date and is continually monitored using statistically-based computer simulation models. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Management's review of the adequacy of the allowance for loan losses is based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For further discussion, see the Asset Quality section of Management's Discussion and Analysis in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

SCHEDULE V. - DEPOSITS

The following table shows the breakdown of average deposits of the Company for the years 1994 through 1996:

                                                                           For the year ended December 31,
                                                      1996                    1995                            1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                         (Amounts in Thousands Except Percents)

                                                     Amount      Rate         Amount         Rate          Amount     Rate
Average non-interest bearing
     demand deposits                             $    561,713     0.0%     $   510,920       0.0%      $   475,017     0.0%

Average interest bearing demand deposits              470,303     2.1%         464,244       2.3%          405,228     2.0%

Average interest bearing savings deposits             897,295     4.2%         635,504       4.1%          554,127     3.0%

Average time deposits                               3,255,908     6.2%       3,163,902       6.2%        2,472,280     5.2%

Average deposits of foreign banks                          -       -                -         -                 -       -
--------------------------------------------------------------------------------------------------------------------------------
Average total deposits                           $  5,185,219              $ 4,774,570                    $ 3,906,652
================================================================================================================================

The following table indicates the maturity of time certificates of deposit and other time deposits issued in amounts of $100,000 or more as of December 31, 1996:

                                                                                           (Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Time CD's        Other Time
--------------------------------------------------------------------------------------------------------------------------------
Three months or less                                                                 $       190,553    $       3,443
Over three months through six months                                                          90,786               -
Over six months through twelve months                                                        152,138              500
Over twelve months                                                                           161,810               -
--------------------------------------------------------------------------------------------------------------------------------
          Total                                                                      $       595,287    $       3,943
================================================================================================================================

SCHEDULE VI. - RETURN ON EQUITY AND ASSETS

The following table presents the return on average assets, the return on average equity, the dividend payout ratio and the equity to assets ratio of the Company:

                                                                             For the year ended December 31,
                                                                1996                     1995                      1994
----------------------------------------------------------------------------------------------------------------------------
                                                             (Amounts in Thousands Except Percents and Per Share Data)
Average total assets                                       $  6,190,805             $  5,671,397              $  4,559,433
Average equity                                                  457,348                  395,173                   320,152
Net income                                                       70,232                   82,241                    77,133
Net income per share                                             202.53                   237.17                    222.43
Dividends per share                                               37.22                    33.73                     38.07
Return on average assets                                           1.1%                     1.5%                      1.7%
Return on average equity                                          15.4%                    20.8%                     24.1%
Dividend payout ratio                                             18.4%                    14.2%                     17.1%

Average equity to average assets ratio                             7.4%                     7.0%                      7.0%

The return on average assets and the return on average equity remain favorable although they have declined over the past three years. The primary reason for the overall reduction in these performance ratios relates to the increases in the provision for loan losses as a result of increased delinquencies and charge-offs on credit card and other consumer loans.


SCHEDULE VII. - SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

                                              Federal funds purchased and securities
                                               sold under repurchase agreements (1)             Commercial paper (2)
                                              --------------------------------------   --------------------------------------
                                                  1996         1995        1994           1996        1995          1994
                                              --------------------------------------   --------------------------------------
                                                                  (Amounts in Thousands Except Percents)
Amount outstanding at year-end                $   146,015  $   133,488  $   99,363      $   273,298  $  289,827   $   302,253

Weighted average interest rate
   at year-end                                        5.3%         5.6%        5.0%             5.4%        5.6%          5.8%

Maximum amount outstanding                        253,222      133,488     130,081          290,728     302,828       302,253

Average amount outstanding                        117,715       67,295      62,286          265,775     284,914       171,293

Weighted average interest rate
  during the year                                     4.8%         5.4%        3.7%             6.0%        6.5%          5.1%

        (1) The majority of federal funds purchased and securities sold under repurchase agreements mature each day and are replaced by a new issue.

        (2) As of December 31, 1996, all commercial paper matures within 59 days and is collateralized by individual consumer loans.

ITEM  2.  PROPERTIES.

The Company owns a 22 story office building in Omaha, Nebraska where its primary corporate offices are located. The Company's business is also operated at various other facilities in the Omaha area which are either owned or leased by the Company. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, and Colorado. Refer to Item 1., pages 2 and 3 for locations of the branches. Of the 52 branch locations, 34 are owned by the Company and 18 are leased. The leases on the branches and office space (not assuming renewals of exercise options) run through the year 2014.

For more explanation or detail, please see Notes D, F, and I to the consolidated financial statements contained in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

ITEM  3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its properties is subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Reference is made to page 28 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1996, an exhibit to this report which is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA.

Reference is made to page 28 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1996, an exhibit to this report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Reference is made to pages 23-27 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1996, an exhibit to this report which is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 4-22 and page 28 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1996, an exhibit to this report which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the section of the Company's proxy statement captioned "Election of Directors" to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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


(b) The Company filed no reports on Form 8-K for the quarter ended December 31, 1996.

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

                             FIRST NATIONAL OF NEBRASKA, INC.

                             By     /s/ Bruce R. Lauritzen
                                    ----------------------
                                    Bruce R. Lauritzen
                                    President and Treasurer, Principal
                                    Accounting and Financial Officer
                                    and Director
Date:  March 18, 1997
       --------------


Pursuant to the requirements of the Securitites Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ F. Phillips Giltner
                                    -----------------------
                                    F. Phillips Giltner
                                    Chairman of the Board and Secretary
                                    and Director
Date:  March 18, 1997
       --------------



                                    /s/ Bruce R. Lauritzen
                                    ----------------------
                                    Bruce R. Lauritzen
                                    President and Treasurer, Principal
                                    Accounting and Financial Officer
                                    and Director
Date:  March 18, 1997
       --------------

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

10(g)   Employment Contract between the Parent Company and John R.
        Lauritzen.                                                          *

10(h)   Employment Contract between the Parent Company and F. Phillips
        Giltner.                                                            *

10(i)   Employment Contract between the Parent Company and Bruce R.
        Lauritzen.                                                          *

13 Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1996 (incorporated by reference).

21      Subsidiaries of the Corporation.

27      Financial Data Schedule.

        * incorporated by reference (see Part IV, Item 14(a)(3)).