Form 10-Q
period 1997-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 1997-05-14
CIK 36725

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended March 31, 1997, or



 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  _______________ to ______________.



                         Commission file number 03502


                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                Nebraska                                     47-0523079
---------------------------------------------------  --------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)




   One First National Center    Omaha, NE                       68102
---------------------------------------------------  --------------------------
(Address of principal executive offices)                      (Zip Code)





Registrant's telephone number, including area code        (402) 341-0500
                                                     --------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X       No
                                         -------        -------.



As of May 3, 1997, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 346,767.

Part I. Item 1.  Financial Statements

                       FIRST NATIONAL OF NEBRASKA, INC.
                Consolidated Statements of Financial Condition
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
Assets                                                                                 March 31,            December 31,
                                                                                         1997                   1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (In Thousands)
Cash and due from banks                                                             $     418,362         $      397,886
Federal funds sold and other short-term investments                                       349,164                277,028
---------------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                     767,526                674,914

Securities available-for-sale (amortized cost $194,848,000 and  $255,653,000)             194,102                256,919
Securities held-to-maturity (fair value $759,462,000 and $650,897,000)                    762,931                649,799

Loans                                                                                   5,125,821              5,107,041
   Less:  Allowance for loan losses                                                       109,497                104,812
          Unearned income                                                                  11,827                 11,494
---------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                         5,004,497              4,990,735

Premises and equipment, net                                                               113,810                111,700
Other assets                                                                              225,604                227,990
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $   7,068,470         $    6,912,057
===========================================================================================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------
Deposits:
  Noninterest-bearing                                                               $     761,824         $      721,448
  Interest-bearing                                                                      5,190,125              5,114,721
---------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                    5,951,949              5,836,169

Federal funds purchased and securities sold under repurchase agreements                   174,379                146,015
Commercial paper and commercial paper based borrowings                                    264,596                273,298
Other liabilities                                                                          77,551                 64,733
Long-term debt and other interest-bearing obligations                                       7,025                  7,260
Capital notes                                                                              94,745                 96,616
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 6,570,245              6,424,091

Stockholders' equity:
   Common stock, par value $5 a share; 346,767 shares authorized,
     issued and outstanding                                                                 1,734                  1,734
   Additional paid-in capital                                                               2,604                  2,604
   Retained earnings                                                                      494,360                482,819
   Net unrealized (depreciation)appreciation on available-for-sale securities,
     net of tax                                                                              (473)                   809
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                          498,225                487,966
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                    $   7,068,470         $    6,912,057
===========================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                   Quarter Ended March 31,
                                                                                   1997                1996
------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands, Except Share and Per Share Data)
Interest income:
    Interest and fees on loans and lease financing                           $    182,379         $    163,306
    Interest on securities:
        Taxable interest income                                                    13,534               12,505
        Nontaxable interest income                                                    261                  282
    Interest on federal funds sold
        and other short-term investments                                            3,162                3,729
------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                   199,336              179,822
------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Interest on deposits                                                           68,047               62,454
    Interest on commercial paper and
        commercial paper based borrowings                                           3,860                4,227
    Interest on federal funds purchased
        and U.S. Treasury notes                                                     1,558                1,088
    Interest on long-term debt, other obligations
        and capital notes                                                           1,999                2,049
------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                   75,464               69,818
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                               123,872              110,004

Provision for loan losses                                                          49,583               38,197
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                74,289               71,807

Noninterest income:
   Processing services                                                             23,962               22,413
   Deposit services                                                                 5,510                4,138
   Trust and investment services                                                    4,967                3,975
   Commissions                                                                      6,482                5,967
   Miscellaneous                                                                    7,725                5,513
------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                 48,646               42,006
------------------------------------------------------------------------------------------------------------------------
Income before other operating expense                                             122,935              113,813

Noninterest expense:
   Salaries and employee benefits                                                  38,765               35,036
   Communications and supplies                                                     14,574               18,676
   Loan services purchased                                                          7,935                7,638
   Purchased processing                                                             5,288                4,681
   Net occupancy expense of premises                                                5,755                5,165
   Equipment rentals, depreciation and maintenance                                  7,050                6,364
   Other professional services purchased                                           11,081               10,922
   Miscellaneous                                                                    7,149                6,008
------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                                97,597               94,490
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         25,338               19,323

Income tax expense/(benefit):
   Current                                                                         12,749               11,061
   Deferred                                                                        (1,880)              (3,336)
------------------------------------------------------------------------------------------------------------------------
          Total income tax expense                                                 10,869                7,725
------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $     14,469         $     11,598
========================================================================================================================
Average number of common shares outstanding                                       346,767              346,767
========================================================================================================================
Net income per common share                                                  $      41.73         $      33.45
========================================================================================================================
Cash dividends declared per common share                                     $       8.44         $      11.90
========================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended March 31,
                                                                                             1997             1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                                            $    14,469      $    11,598
   Adjustments to reconcile net income to net cash
   flows from operating activities:
      Provision for loan losses                                                              49,583           38,197
      Depreciation and amortization                                                           9,274            8,666
      Provision for deferred taxes                                                           (1,880)          (3,336)
      Origination of loans for resale                                                        (5,635)          (9,482)
      Proceeds from the sale of loans                                                         7,238            8,264
      Other asset and liability activity, net                                                16,217           10,716
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows from operating activities                                                   89,266           64,623

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions, net of cash received  (1)                                              $        --      $       395
   Maturities and sales of securities available-for-sale                                     77,526               --
   Purchases of securities available-for-sale                                               (18,693)              --
   Maturities of securities held-to-maturity                                                 48,055           51,286
   Purchases of securities held-to-maturity                                                (159,505)        (113,596)
   Net change in loans                                                                      (65,057)          15,274
   Purchases of premises and equipment, net                                                  (7,466)         (10,735)
   Other, net                                                                                   119              130
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows from investing activities                                                 (125,021)         (57,246)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in customer deposits                                                      $   115,780      $    86,691
   Net change in federal funds purchased                                                     28,364          (55,669)
   Issuance of debt and capital notes                                                        21,000           11,600
   Principal repayments of debt and capital notes                                           (23,106)         (15,569)
   Net change in commercial paper and
      commercial paper based borrowings                                                     (10,744)         (16,840)
   Cash dividends paid                                                                       (2,927)          (4,127)
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows from financing activities                                                  128,367            6,086
---------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                      92,612           13,463

Cash and cash equivalents at beginning of period                                            674,914          618,636
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $   767,526      $   632,099
===========================================================================================================================
Cash paid during the year for:
  Interest                                                                              $    73,503      $    67,986
  Income taxes                                                                          $     3,207      $     2,706
===========================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Increase to assets and liabilities from business
      acquisitions                                                                      $        --      $       723
===========================================================================================================================

See notes to consolidated financial statements.

(1) In business combinations during 1996, the Company assumed liabilities of $103,000 and non-cash assets of $431,000.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 1997


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


Note B:  Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.


Note C:  Pending Transactions

On April 29, 1997, the Company entered into agreements with Mutual of Omaha Insurance Company and United of Omaha Life Insurance Company (the "Sellers") to acquire 11,767 shares of the Company's common stock for redemption and 2,750 shares of the Company's common stock for the account of the Company's Senior Management Incentive Plan at a purchase price of $3,600 per share. The purchase price was negotiated at arm's length and reflected the fair market value of the Company's common stock as of the date of the agreements. The consummation of the purchase by the Company for redemption is subject to the receipt of all necessary regulatory approvals. The transactions are expected to close on or before June 30, 1997.


Note D:  New Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS 128, Earnings per Share which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 supersedes APB 15 and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes. Management believes that the adoption of SFAS 128 will have no impact on the Company's earnings per share calculation.


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

In addition to its position as a regional bank holding company, First National of Nebraska, Inc. was one of the originators of the bank credit card industry and has over 40 years' experience in this line of business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1996, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates all new credit card accounts for itself and its affiliates and has not purchased existing accounts from other originators. The Company performs all credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

Competitors of the Company include other commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own credit cards.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as one of the larger merchant credit card processors in the United States with over $15 billion processed in 1996 and $13 billion processed in 1995. It also ranked among the 25 largest automated clearinghouse processors in the country during 1996 and is one of the largest check processors in its market area. Furthermore, the Company provides data processing services to over 45 non-affiliated banks located in ten states. Fee income continues to increase through the ongoing expansion of these services. The Company continues to closely monitor the risks and competitive conditions as they relate to pricing and technological issues associated with these processing services.

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies, and actions of governments. Any changes in such assumptions or factors could produce significantly different results.



Results of Operations
---------------------

Overview:
Net income for the three months ending March 31, 1997 was $14.5 million, or $41.73 per common share, increasing 24.8% from $11.6 million, or $33.45 per common share for the same period in 1996. In spite of an increase in the provision for loan losses, earnings remain strong due to continued growth in net interest income and noninterest income which continues to surpass the growth rate of operating expenses.

Net interest income:
The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates.

For the three months ended March 31, 1997, net interest income increased $13.9 million or 12.6% to $123.9 million compared to the same period in 1996. This increase is primarily attributable to increased earning assets net of an increase in the volume of interest-bearing liabilities and decreases in the related yields. The favorable trend of increased net interest income corresponds to the Company's strong loan growth and to its successful asset and liability management strategies.

Provision for loan losses:
The Company evaluates the adequacy of its allowance for loan losses on a monthly basis. This review of the adequacy of the allowance for loan losses is based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company.

For the three months ended March 31, 1997, the provision for loan losses increased $11.4 million or 29.8% to $49.6 million compared to $38.2 million for the same period in 1996. The increase in the provision for loan losses relates to higher net charge-offs, growth in the loan portfolio, and strengthening of the loan loss allowance for potential future losses. The increase in net charge-offs is primarily attributable to the significant rise in delinquencies on credit card loans which is being experienced throughout the credit card industry due to increased consumer debt levels and other factors. The increase is further augmented by the large volume of credit card and other consumer loans originated in earlier years which continue to mature and contribute to higher credit loss experience.

Noninterest income:
For the three months ended March 31, 1997, noninterest income increased $6.6 million or 15.8% to $48.6 million compared to the same period in 1996. A portion of this increase was due to processing services income increasing by 6.9% for the quarter relating to the growth in volumes processed from new and existing customers in merchant processing. Deposit services income increased 33.2% for the quarter due primarily to the growth in total deposits. Income related to trust and investment services and commissions increased as a result of the general growth of the Company. The increase in miscellaneous income was due to general business fluctuations.

Noninterest expense:
For the three months ended March 31, 1997, noninterest expense increased $3.1 million or 3.3% to $97.6 million compared to the same period in 1996. A portion of the increase in noninterest expense is due to salaries and employee benefits, which increased 10.6% for the quarter and relates to overall Company growth. Increases in remaining expense categories for purchased processing, net occupancy and equipment expenses, and miscellaneous expenses also relate to general Company growth including increased processing volumes, the acquisition of new customer relationships, and continued investments in technology. These increases are partially offset by communication and supplies which decreased 22.0% for the quarter due to a reduction in marketing expenditures. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.


Asset Quality
-------------

The Company's loan delinquency rates and net charge-off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company's collection efforts. The Company's objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the loan portfolio with the use of statistically-based computer simulation models.

The consumer credit industry continues to experience increased delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience increased net charge-off and delinquency rates. As a result, the Company has increased its allowance for loan losses by $4.7 million, or 4.5%, from December 31, 1996 to March 31, 1997. The increased charge-off trends are likely to continue as the large volume of credit card loans originated in previous years continue to season. The Company anticipates selected segments of consumers will continue to experience a decline in credit quality. Therefore, management continues to evaluate credit standards and has reduced marketing expenditures. Consumer behavior is being closely monitored to determine if future changes will be required.

The following table reflects the delinquency rates of the Company's loan portfolio. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.82% at March 31, 1997 compared with 3.86% at December 31, 1996.

Delinquent Loans:
                                                           March 31, 1997                         December 31, 1996
                                                 -------------------------------------------------------------------------------
                                                                          (Amounts in Thousands)

Total Loans                                                          % of Loans                               % of Loans
-----------                                                    ----------------------                    ------------------
Loans outstanding                                 $5,125,821                               $5,107,041
Loans delinquent:
     30 - 89 days                                   $121,770            2.38%                $123,420              2.42%
     90 days or more & still accruing                 73,776            1.44%                  73,580              1.44%
                                                 -------------------------------------   ----------------------------------
          Total delinquent loans                    $195,546            3.82%                $197,000              3.86%
                                                 =====================================   ==================================
Nonaccrual loans                                      $7,146            .14%                   $7,231               .14%
                                                 =====================================   ==================================

Credit Cards and Related Plans
------------------------------
Loans outstanding                                 $2,893,066                               $2,916,392
Loans delinquent:
     30 - 89 days                                    $99,299            3.43%                $102,538              3.52%
     90 days or more & still accruing                 70,665            2.44%                  68,827              2.36%
                                             ----------------------------------      --------------------------------------
          Total delinquent loans                    $169,964            5.87%                $171,365              5.88%
                                             ==================================      ======================================
Nonaccrual loans                                       --                --                      --                 --
                                             ==================================      ======================================

Generally, the Company's policy is to charge off loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date and is continually monitored using statistically-based computer simulation models. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $44.9 million for the three months ended March 31, 1997 compared to $30.1 million for the same period in 1996. Net charge-offs as a percentage of average loans were 0.88% for the three months ended March 31, 1997 compared to 0.68% for the same period last year. The allowance as a percentage of loans has increased to 2.14% for the quarter ended March 31, 1997 compared to 1.72% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:

                                          For the Three Months Ended March 31,
                                           1997                       1996
                                      ------------------------------------------
                                                (Amounts in Thousands)
Balance at January 1                    $104,812                    $67,740
Addition due to acquisition
Provision for credit losses               49,583                     38,197

Loans charged off:
  Credit cards and related plans         (49,077)                   (33,911)
  All other loans                         (1,995)                      (650)
Loans recovered:
  Credit cards and related plans           5,690                      4,135
  All other loans                            484                        320
                                      ----------------           ---------------
Total net charge-offs                    (44,898)                   (30,106)

                                      ----------------           ---------------
Balance at March 31                     $109,497                    $75,831
                                      ================           ===============
Allowance as a percentage
  of loans                                  2.14%                      1.72%
Total net charge-offs as a percentage
  of average loans                          0.88%                      0.68%

Capital Resources
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company to maintain minimum total risk-based capital (as defined in the regulations) of 8%, Tier 1 risk-based capital (as defined) of 4%, and Tier 1 leverage capital (as defined) of 4%. As of March 31, 1997, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the well capitalized category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $20 million in capital notes outstanding as of March 31, 1997 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.


Liquidity and Interest Rate Risk Management
-------------------------------------------

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding demands are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company's Asset/Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources.

Domestic retail deposits are used as the primary source of funding for all banking subsidiaries. In order to maintain flexibility and diversity in liquidity management the Company also has access to a variety of other funding tools. These other sources include securities sold under repurchase agreements, federal funds purchased, commercial paper, securitization, other short-term and long-term debt, and subordinated capital notes.

At March 31, 1997, the Company had facilities to access the commercial paper market up to a maximum of $315,000,000, of which $264,596,000 was outstanding and maturing in 59 days. These issues are supported for liquidity purposes by loan commitments from various financial institutions.

The Company's securitization program was established in 1995, providing further diversity of credit card funding. At March 31, 1997, $200 million of the Company's managed credit card portfolio was securitized. Due to balance sheet management of both liquidity and capital, the Company intends to increase its securitized asset level by approximately $420 million. The structure and maturity type have not been finalized, but the additional securitization will assist the Company in the purchase of a credit card portfolio during the second quarter of 1997, as well as support the capital redemption expected to occur in the second quarter.

The Company's goal is to maximize profits while effectively managing rather than eliminating interest rate risk. Since changes in the marketplace cannot be reliably predicted, the Company uses net interest income simulation modeling to simulate several possible events. These events include immediate and sustained shifts in interest rates upward and downward, and gradual and sustained shifts in interest rates upward and downward. Possible changes in balance sheet structure over a forecast period of three years are also simulated. The Company has established guidelines that limit the acceptable potential change in net interest margin and net income under these balance sheet and interest rate scenarios. The Company also uses static gap analysis to measure the difference between rate-sensitive assets and rate-sensitive liabilities.



Part II.  Other Information


Items 1,2,3,4,5,and 6(b):           Not applicable or negative response.

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



                                          FIRST NATIONAL OF NEBRASKA, INC.



                                          By    /s/ Bruce R. Lauritzen
                                                -----------------------
                                                Bruce R. Lauritzen
                                                President and Treasurer,
                                                Principal Accounting and
                                                Financial Officer and Director
Date:  May 3, 1997