Form 10-Q
period 1997-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 1997-08-13
CIK 36725

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 1997, or



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from______to___________.


                          Commission file number 03502



                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Nebraska                                  47-0523079
------------------------------------------      ---------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)



   One First National Center  Omaha, NE                    68102
------------------------------------------      ---------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code       (402) 341-0500
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



As of August 4, 1997, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 335,000.

Part I. Item 1.  Financial Statements

                        FIRST NATIONAL OF NEBRASKA, INC.
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

--------------------------------------------------------------------------------
Assets                                            June 30,         December 31,
                                                   1997                1996
--------------------------------------------------------------------------------
                                                       (In Thousands)
Cash and due from banks                         $    374,865        $    397,886
Federal funds sold and other short-term
 investments                                         344,825             277,028
--------------------------------------------------------------------------------
          Total cash and cash equivalents            719,690             674,914

Securities available-for-sale (amortized
 cost $305,396,000 and $255,653,000)                 306,566             256,919
Securities held-to-maturity (fair value
 $741,527,000 and $650,897,000)                      741,405             649,799

Loans                                              5,074,366           5,107,041
     Less:  Allowance for loan losses                117,517             104,812
            Unearned income                           12,961              11,494
--------------------------------------------------------------------------------
          Net loans                                4,943,888           4,990,735

Premises and equipment, net                          114,597             111,700
Other assets                                         280,581             227,990
--------------------------------------------------------------------------------
          Total assets                          $  7,106,727        $  6,912,057
================================================================================


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing                        $    733,230        $    721,448
     Interest-bearing                              5,264,458           5,114,721
--------------------------------------------------------------------------------
          Total deposits                           5,997,688           5,836,169

Federal funds purchased and securities sold
 under repurchase agreements                         151,477             146,015
Commercial paper and commercial paper based
 borrowings                                          260,981             273,298
Other liabilities                                     74,323              64,733
Long-term debt and other interest-bearing
 obligations                                          56,538               7,260
Capital notes                                         94,647              96,616
--------------------------------------------------------------------------------
           Total liabilities                       6,635,654           6,424,091

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares
       authorized, 335,000 and 346,767 shares
       issued and outstanding, respectively            1,675               1,734
     Additional paid-in capital                        2,515               2,604
     Retained earnings                               466,135             482,819
     Net unrealized appreciation on available-
       for-sale securities, net of tax                   748                 809
--------------------------------------------------------------------------------
          Total stockholders' equity                 471,073             487,966
--------------------------------------------------------------------------------
          Total liabilities and  stockholders'
            equity                              $  7,106,727        $  6,912,057
================================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

----------------------------------------------------------------------------------------------
                                           Quarter Ended June 30,    Six Months Ended June 30,
                                             1997         1996          1997           1996
----------------------------------------------------------------------------------------------
                                             (In Thousands, Except Share and Per Share Data)
Interest income:
     Interest and fees on loans and
      lease financing                       $185,063     $164,583       $367,442      $327,889
     Interest on securities:
          Taxable interest income             15,643       13,020         29,177        25,525
          Nontaxable interest income             246          275            507           557
     Interest on federal funds sold and
          other short-term investments         2,039        3,286          5,201         7,015
----------------------------------------------------------------------------------------------
              Total interest income          202,991      181,164        402,327       360,986
----------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                     70,104       60,448        138,151       122,902
     Interest on commercial paper and
          commercial paper based borrowings    3,907        3,934          7,767         8,161
     Interest on federal funds purchased
          and U.S. Treasury notes              1,986        1,363          3,544         2,451
     Interest on long-term debt, other
          obligations and capital notes        2,026        2,077          4,025         4,126
----------------------------------------------------------------------------------------------
               Total interest expense         78,023       67,822        153,487       137,640
----------------------------------------------------------------------------------------------
Net interest income                          124,968      113,342        248,840       223,346
Provision for loan losses                     47,309       38,776         96,892        76,973
----------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                  77,659       74,566        151,948       146,373
Noninterest income:
     Processing services                      30,948       25,667         54,910        48,080
     Deposit services                          5,917        4,620         11,427         8,758
     Trust and investment services             4,896        4,177          9,863         8,152
     Commissions                               2,329        1,558          8,811         7,525
     Miscellaneous                             8,064        8,221         15,789        13,734
----------------------------------------------------------------------------------------------
               Total noninterest income       52,154       44,243        100,800        86,249
----------------------------------------------------------------------------------------------
Income before other operating expense        129,813      118,809        252,748       232,622

Noninterest expense:
     Salaries and employee benefits           37,453       33,453         76,218        68,489
     Communications and supplies              13,264       13,681         27,838        32,357
     Loan services purchased                   8,734        7,629         16,669        15,267
     Purchased processing                      5,670        4,424         10,958         9,734
     Net occupancy expense of premises         4,878        5,218         10,633        10,383
     Equipment rentals, depreciation
      and maintenance                          7,213        6,270         14,263        12,634
     Other professional services purchased    12,166       11,940         23,247        22,233
     Miscellaneous                             7,988        7,301         15,137        13,309
----------------------------------------------------------------------------------------------
               Total noninterest expense      97,366       89,916        194,963       184,406
----------------------------------------------------------------------------------------------
Income before income taxes                    32,447       28,893         57,785        48,216

Income tax expense/(benefit):
     Current                                  12,958       14,060         25,707        25,121
     Deferred                                   (352)      (2,869)        (2,232)       (6,205)
----------------------------------------------------------------------------------------------
               Total income tax expense       12,606       11,191         23,475        18,916
----------------------------------------------------------------------------------------------
Net income                                  $ 19,841     $ 17,702       $ 34,310      $ 29,300
==============================================================================================
Average number of common shares outstanding  346,250      346,767        346,507       346,767
==============================================================================================
Net income per common share                   $57.30       $51.05         $99.02        $84.49
==============================================================================================
Cash dividends declared per common share      $16.88       $16.88         $25.32        $28.78
==============================================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                     Six Months Ended June 30,
                                                           1997         1996
--------------------------------------------------------------------------------
                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $  34,310   $  29,300
     Adjustments to reconcile net income to net
     cash flows from operating activities:
         Provision for loan losses                          96,892      76,973
         Depreciation and amortization                      19,500      17,842
         Provision for deferred taxes                       (2,232)     (6,205)
         Origination of loans for resale                   (18,547)    (20,898)
         Proceeds from the sale of loans                    14,580      20,407
         Other asset and liability activity, net               326         376
--------------------------------------------------------------------------------
  Net cash flows from operating activities                 144,829     117,795

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisitions, net of cash received  (1)         $      --   $     395
         Maturities and sales of securities
           available-for-sale                               81,530       1,040
         Purchases of securities available-for-sale       (135,268)   (137,267)
         Maturities of securities held-to-maturity          87,129     114,916
         Purchases of securities held-to-maturity         (175,753)   (120,064)
         Net change in loans                              (220,722)   (122,749)
         Purchases of premises and equipment, net          (14,157)    (19,052)
         Securitization and sale of loans                  420,330          --
         Purchase of loan portfolio                       (291,460)         --
         Other, net                                          1,223         226
--------------------------------------------------------------------------------
  Net cash flows from investing activities                (247,148)   (282,555)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in customer deposits                 $ 161,519   $ (54,782)
         Net change in federal funds purchased               5,462       7,217
         Issuance of debt and capital notes                 75,062      27,074
         Principal repayments of debt and capital notes    (27,753)    (24,172)
         Net change in commercial paper and commercial
           paper based borrowings                          (16,054)    (33,872)
         Repurchase of common stock                        (42,361)         --
         Cash dividends paid                                (8,780)     (9,980)
--------------------------------------------------------------------------------
  Net cash flows from financing activities                 147,095     (88,515)
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                     44,776    (253,275)

Cash and cash equivalents at beginning of period           674,914     618,636
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 719,690   $ 365,361
================================================================================
Cash paid during the year for:
  Interest                                               $ 149,847   $ 139,940
  Income taxes                                           $  22,110   $  23,076
================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
         Increase to assets and liabilities from
           business acquisitions                         $      --   $     723
================================================================================

See notes to consolidated financial statements.

(1) In business combinations during 1996, the Company assumed liabilities of $103,000 and non-cash assets of $431,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1997


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


Note B:  Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.


Note C:  New Accounting Pronouncements

The Financial Accounting Standards Board(FASB) recently issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. The Company expects to adopt these reporting requirements in the first quarter of 1998.

The FASB also recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The Company expects to adopt these disclosure requirements for the annual reporting period ended December 31, 1998.

Part I.  Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations

General
-------

The Company consists of the parent company, which is a Nebraska-based interstate bank holding company, and its consolidated subsidiaries. Its principal subsidiaries include First National Bank of Omaha and its wholly-owned subsidiaries (the "Bank"); First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; and First National of Colorado, Inc., and its wholly-owned Colorado banking subsidiaries: First National Bank, Fort Collins; Union Colony Bank, Greeley; and The Bank of Boulder. The Company and First National of Colorado, Inc. also have nonbanking subsidiaries, which in the aggregate are not material.

In addition to its position as a regional bank holding company, First National of Nebraska, Inc. was one of the originators of the bank credit card industry and has over 40 years' experience in this line of business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1996, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company originates new credit card accounts for itself and its affiliates. In addition, the Company purchased a $267 million credit card portfolio on June 6, 1997. The Company performs credit card servicing activities on behalf of its subsidiary banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

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



Results of Operations
---------------------

Overview:
Net income for the quarter ending June 30, 1997 was $19.8 million, or $57.30 per common share, increasing 12.1% from $17.7 million, or $51.05 per common share for the same period in 1996. Net income for the six months ending June 30, 1997 was $34.3 million, or $99.02 per common share, increasing 17.1% from $29.3 million, or $84.49 per common share for the same period in 1996. In spite of an increase in the provision for loan losses, earnings remain strong due to continued growth in net interest income and noninterest income which continues to surpass the increase in operating expenses.

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

For the quarter ended June 30, 1997, net interest income increased $11.6 million or 10.3% to $124.9 million compared to $113.3 million for the same period in 1996. For the six months ended June 30, 1997, net interest income increased $25.5 million or 11.4% to $248.8 million compared to $223.3 million for the same period in 1996. This increase is primarily attributable to increased earning assets net of an increase in the volume of interest-bearing liabilities and decreases in the related yields. The favorable trend of increased net interest income corresponds to the Company's strong loan growth and to its successful asset and liability management strategies.


Provision for loan losses:
The Company evaluates the adequacy of its allowance for loan losses on a monthly basis. This review of the adequacy of the allowance for loan losses is based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company.

For the quarter ended June 30, 1997, the provision for loan losses increased $8.5 million or 22.0% to $47.3 million compared to $38.8 million for the same period in 1996. For the six months ended June 30, 1997, the provision for loan losses increased $19.9 million or 25.9% to $96.9 million compared to $77.0 million for the same period in 1996. The increase in the provision for loan losses relates to higher net charge-offs, growth in the loan portfolio, and strengthening of the loan loss allowance for potential future losses. The increase in net charge-offs is primarily attributable to the significant rise in delinquencies on credit card loans which is being experienced throughout the credit card industry due to increased consumer debt levels and other factors. The increase is further augmented by the large volume of credit card and other consumer loans originated in earlier years which continue to mature and contribute to higher credit loss experience.

Noninterest income:
For the quarter ended June 30, 1997, noninterest income increased $7.9 million or 17.9% to $52.2 million compared to the same period in 1996. For the six months ended June 30, 1997, noninterest income increased $14.6 million or 16.9% to $100.8 million compared to the same period in 1996. A portion of this increase was due to processing services income increasing by 20.6% for the quarter and 14.2% for the six months ended June 30, 1997 relating to the growth in volumes processed from new and existing customers in merchant processing. Deposit services income increased 28.1% for the quarter and 30.5% for the six months ended June 30, 1997 due primarily to the growth in total deposits. Income related to trust and investment services and commissions increased as a result of the general growth of the Company. The increase in miscellaneous income for the six months ended June 30, 1997 was due to general business fluctuations.

Noninterest expense:
For the quarter ended June 30, 1997, noninterest expense increased $7.5 million or 8.3% to $97.4 million compared to the same period in 1996. For the six months ended June 30, 1997, noninterest expense increased $10.6 million or 5.7% to $195.0 million compared to the same period in 1996. A portion of the increase in noninterest expense is due to salaries and employee benefits, which increased 12.0% for the quarter and 11.3% for the six months ended June 30, 1997 and relates to overall Company growth. Increases in remaining expense categories for purchased processing, loan services, equipment expenses, and miscellaneous expenses also relate to general Company growth including increased processing volumes and continued investments in technology. These increases are partially offset by communication and supplies which decreased 3.0% for the quarter and 14.0% for the six months ended June 30, 1997 due to a reduction in marketing expenditures. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.


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

The consumer credit industry continues to experience increased delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience increased net charge-off and delinquency rates. As a result, the Company has increased its allowance for loan losses by $12.7 million, or 12.1%, from December 31, 1996 to June 30, 1997. The increased charge-off trends are likely to continue as the large volume of credit card loans originated in previous years continue to season. The Company also expects that selected segments of consumers may continue to experience declines in credit quality. Therefore, management continues to evaluate credit standards and has reduced marketing expenditures. Consumer behavior is being closely monitored to determine if future changes in credit standards or marketing strategies will be required.

The following table reflects the delinquency rates of the Company's loan portfolio. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.82% at June 30, 1997 compared with 3.86% at December 31, 1996.

Delinquent Loans:
                                    June 30, 1997          December 31, 1996
                             -------------------------------------------------
                                            (Amounts in Thousands)
Total Loans                                % of Loans              % of Loans
-----------                                ----------              ----------

Loans outstanding              $5,074,366               $5,107,041
Loans delinquent:
     30 - 89 days                $119,097        2.35%    $123,420      2.42%
     90 days or more & still
      accruing                     74,654        1.47%      73,580      1.44%
                             -------------------------- ----------------------
          Total delinquent
           loans                 $193,751        3.82%    $197,000      3.86%
                             ========================== ======================
Nonaccrual loans                   $5,402         .11%      $7,231       .14%
                             ========================== ======================

Credit Cards and Related Plans
------------------------------
Loans outstanding              $2,748,224               $2,916,392
Loans delinquent:
     30 - 89 days                 $95,584        3.48%    $102,538      3.52%
     90 days or more & still
      accruing                     66,677        2.42%      68,827      2.36%
                             -------------------------- ----------------------
          Total delinquent
           loans                 $162,261        5.90%    $171,365      5.88%
                             ========================== ======================
Nonaccrual loans                       --          --           --        --
                             ========================== ======================

Generally, the Company's policy is to charge off loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date and is continually monitored using statistically-based computer simulation models. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $95 million for the six months
ended June 30, 1997 compared to $62.2 million for the same period in 1996.   Net
charge-offs as a percentage of average loans were 1.85% for the six months ended June 30, 1997 compared to 1.41% for the same period last year. The allowance as a percentage of loans has increased to 2.32% for the period ended June 30, 1997 compared to 1.83% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:
                                   For the Six Months Ended June 30,
                                            1997        1996
                                   ---------------------------------
                                         (Amounts in Thousands)
Balance at January 1                     $104,812    $67,740
Addition due to loan acquisition           10,862        --
Provision for credit losses                96,892     76,973

Loans charged off:
     Credit cards and related plans      (104,127)   (69,707)
     All other loans                       (4,002)    (1,866)
Loans recovered:
     Credit cards and related plans        11,828      8,760
     All other loans                        1,252        620
                                   ---------------- ----------------
Total net charge-offs                     (95,049)   (62,193)
                                   ---------------- ----------------
Balance at June 30                       $117,517    $82,520
                                   ================ ================
Allowance as a percentage
   of loans                                  2.32%      1.83%
Total net charge-offs as a percentage
   of average loans                          1.85%      1.41%

Capital Resources
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company to maintain minimum total risk-based capital (as defined in the regulations) of 8%, Tier 1 risk-based capital (as defined) of 4%, and Tier 1 leverage capital (as defined) of 4%. As of June 30, 1997, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the well capitalized category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $20 million in capital notes outstanding as of June 30, 1997 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

On June 27, 1997, the Company repurchased 11,767 shares of the Company's common stock from Mutual of Omaha Insurance Company at $3,600 per share. The 11,767 shares repurchased were retired decreasing the total number of shares issued and outstanding to 335,000. In addition, the Company's Senior Management Incentive Plan purchased 2,750 shares of the Company's common stock from United of Omaha Life Insurance Company at $3,600 per share. The purchase prices of these transactions were negotiated at arm's length and reflect the fair value of the Company's common stock when the purchase agreements were entered into on April 29, 1997. The Company borrowed on an existing line of credit in order to close the stock repurchase transaction and anticipates retirement of the line of credit within the next year.


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

At June 30, 1997, the Company had facilities to access the commercial paper market up to a maximum of $315,000,000, of which $260,981,000 was outstanding and maturing in 56 days. These issues are supported for liquidity purposes by loan commitments from various financial institutions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. Securitization vehicles provide diversified and cost-effective sources of funding. During the second quarter, the Company expanded its off-balance sheet securitization in two
transactions.   The first securitization during the quarter was via a $170 million commercial paper conduit, while the second securitization was a $250 million floating rate 3-year private placement. Both transactions were issued via a master trust facility established by the Company in 1995. Total securitization as of June 30, 1997 was $620 million.

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

Part II.  Other Information


Items 1,2,3:    Not applicable or negative response.

Item 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The annual meeting of Company's stockholders was held on May 16, 1997 for the purpose of adopting Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and to elect nine directors for terms of one, two and three years. Proxies for the meeting were solicited pursuant to Sections 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. With respect to the adoption of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws, the voting tabulation was as follows:

                                                Shares     Shares      Shares
                                                Voted       Voted      Voted
                                                "FOR"     "AGAINST"   "ABSTAIN"

                Amended and Restated
                Articles of Incorporation       277,485     2,444        113

                Amended and Restated Bylaws     277,427     2,454        161

Item 5:         Not applicable or negative response.

Item 6(a):      EXHIBITS.

                Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Parent Company filed herewith.

Item 6(b):      Not applicable or negative response.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FIRST NATIONAL OF NEBRASKA, INC.



                         By     /s/ Dennis A. O'Neal
                                --------------------------------------
                                Dennis A. O'Neal
                                Executive Vice President and Treasurer,
                                Principal Financial and Chief Accounting Officer
Date:   8/8/97
        ----------------

                                 EXHIBIT INDEX

                                                                              Pages
                                                                              -----
3(i)  Amended and Restated Articles of Incorporation of the Parent Company    12, 13

3(ii) Amended and Restated Bylaws of the Parent Company                       14-18