Form 10-Q
period 1997-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 1997-11-13
CIK 36725

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 1997, or



    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______________ to ______________.



                          Commission file number 03502



                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Nebraska                                     47-0523079
---------------------------------------------         -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)




One First National Center      Omaha, NE                         68102
---------------------------------------------         --------------------------
(Address of principal executive offices)                       (Zip Code)





Registrant's telephone number, including area code          (402) 341-0500
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



As of November 3, 1997, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 335,000.

Part I. Item 1.  Financial Statements

                        FIRST NATIONAL OF NEBRASKA, INC.
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                      September 30,       December 31,
                                                                                                1997                1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In Thousands)
Cash and due from banks                                                                   $      319,595      $      397,886
Federal funds sold and other short-term investments                                              427,629             277,028
----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        747,224             674,914

Securities available-for-sale (amortized cost $404,072,000 and $255,653,000)                     406,143             256,919
Securities held-to-maturity (fair value $702,815,000 and $650,897,000)                           701,350             649,799

Loans                                                                                          5,155,752           5,107,041
     Less:  Allowance for loan losses                                                            115,520             104,812
            Unearned income                                                                       13,041              11,494
----------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            5,027,191           4,990,735

Premises and equipment, net                                                                      118,148             111,700
Other assets                                                                                     276,950             227,990
----------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                   $    7,277,006      $    6,912,057
============================================================================================================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing                                                                  $      734,336      $      721,448
     Interest-bearing                                                                          5,441,267           5,114,721
----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       6,175,603           5,836,169

Federal funds purchased and securities sold under repurchase agreements                          141,386             146,015
Commercial paper and commercial paper based borrowings                                           259,580             273,298
Other liabilities                                                                                 69,052              64,733
Other borrowings                                                                                  48,076               7,260
Capital notes                                                                                     94,151              96,616
----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                   6,787,848           6,424,091

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          335,000 and 346,767 shares issued and outstanding, respectively                          1,675               1,734
     Additional paid-in capital                                                                    2,515               2,604
     Retained earnings                                                                           483,635             482,819
     Net unrealized appreciation on available-for-sale securities,
          net of tax                                                                               1,333                 809
----------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                             489,158             487,966
----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                      $    7,277,006      $    6,912,057
============================================================================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended September 30,    Nine Months Ended September 30,
                                                                      1997           1996              1997            1996
------------------------------------------------------------------------------------------------------------------------------
                                                                        (In Thousands, Except Share and Per Share Data)
Interest income:
     Interest and fees on loans and lease financing                  $182,532      $180,444          $549,974         $508,333
     Interest on securities:
          Taxable interest income                                      16,750        12,444            45,927           37,969
          Nontaxable interest income                                      297           282               804              839
     Interest on federal funds sold
          and other short-term investments                              4,403         2,851             9,604            9,866
------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                   203,982       196,021           606,309          557,007
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                              73,039        61,193           211,190          184,095
     Interest on commercial paper and
          commercial paper based borrowings                             4,053         3,874            11,819           12,035
     Interest on federal funds purchased and
          securities sold under repurchase agreements                   2,119         1,738             5,663            4,189
     Interest on other borrowings and capital notes                     2,858         2,242             6,883            6,368
------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                  82,069        69,047           235,555          206,687
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   121,913       126,974           370,754          350,320
Provision for loan losses                                              44,313        49,679           141,205          126,652
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    77,600        77,295           229,549          223,668

Noninterest income:
     Processing services                                               37,286        27,399            92,196           75,479
     Deposit services                                                   5,973         4,888            17,400           13,645
     Trust and investment services                                      5,776         4,310            15,638           12,462
     Commissions                                                        2,374         1,774            11,185            9,299
     Miscellaneous                                                      9,208         6,988            24,997           20,723
------------------------------------------------------------------------------------------------------------------------------
               Total noninterest income                                60,617        45,359           161,416          131,608
------------------------------------------------------------------------------------------------------------------------------
Income before other operating expense                                 138,217       122,654           390,965          355,276

Noninterest expense:
     Salaries and employee benefits                                    39,392        33,864           115,610          102,353
     Communications and supplies                                       13,630        13,364            41,468           45,721
     Loan services purchased                                            8,710         7,886            25,379           23,153
     Purchased processing                                               7,960         6,054            18,918           15,788
     Net occupancy expense of premises                                  5,890         5,290            16,523           15,673
     Equipment rentals, depreciation and maintenance                    7,464         6,255            21,727           18,889
     Other professional services purchased                             12,519        11,027            35,766           33,260
     Miscellaneous                                                      9,483         8,413            24,620           21,722
------------------------------------------------------------------------------------------------------------------------------
               Total noninterest expense                              105,048        92,153           300,011          276,559
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             33,169        30,501            90,954           78,717

Income tax expense/(benefit):
     Current                                                           10,812        16,197            36,519           41,318
     Deferred                                                           2,030        (4,348)             (202)         (10,553)
------------------------------------------------------------------------------------------------------------------------------
               Total income tax expense                                12,842        11,849            36,317           30,765
------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $ 20,327      $ 18,652          $ 54,637         $ 47,952
==============================================================================================================================
Average number of common shares outstanding                           335,000       346,767           342,629          346,767
==============================================================================================================================
Net income per common share                                          $  60.68      $  53.79          $ 159.46         $ 138.28
==============================================================================================================================
Cash dividends declared per common share                             $   8.44      $   8.44          $  33.76         $  37.22
==============================================================================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended September 30,
                                                                                 1997           1996
----------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                $  54,637     $  47,952
          Adjustments to reconcile net income to net cash
          flows from operating activities:
               Provision for loan losses                                         141,205       126,652
               Depreciation and amortization                                      30,315        27,008
               Provision for deferred taxes                                         (202)      (10,553)
               Origination of loans for resale                                   (29,380)      (35,026)
               Proceeds from the sale of loans                                    28,129        36,366
               Other asset and liability activity, net                            (6,871)       (7,707)
----------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                    217,833       184,692

CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisitions, net of cash received (1)                               $      --     $ (11,584)
          Maturities and sales of securities available-for-sale                  149,052            --
          Purchases of securities available-for-sale                            (296,536)     (162,577)
          Maturities of securities held-to-maturity                              188,042       225,486
          Purchases of securities held-to-maturity                              (241,046)     (123,258)
          Net change in loans                                                   (354,452)     (345,866)
          Purchases of premises and equipment, net                               (23,441)      (28,241)
          Securitization and sale of loans                                       420,330            --
          Purchase of loan portfolio                                            (288,998)           --
          Other, net                                                               1,523           360
----------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                   (445,526)     (445,680)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in customer deposits                                      $ 339,434     $ 227,842
          Net change in federal funds purchased and
               securities sold under repurchase agreements                        (4,629)      (63,937)
          Issuance of other borrowings and capital notes                         107,111        57,799
          Principal repayments of debt and capital notes                         (68,760)      (58,853)
          Net change in commercial paper and
               commercial paper based borrowings                                 (19,184)      (36,621)
          Repurchase of common stock                                             (42,361)           --
          Cash dividends paid                                                    (11,608)      (12,907)
----------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                    300,003       113,323
----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           72,310      (147,665)

Cash and cash equivalents at beginning of period                                 674,914       618,636
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 747,224     $ 470,971
==========================================================================================================
Cash paid during the year for:
     Interest                                                                  $ 229,177     $ 205,663
     Income taxes                                                              $  35,784     $  34,107
==========================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES
          Increase to assets and liabilities from business
               acquisitions                                                    $      --     $     723
==========================================================================================================

See notes to consolidated financial statements.

(1) In two separate acquisitions during 1996, the Company assumed liabilities of $117,860,000 and non-cash assets of $130,168,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1997


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


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

In addition to its position as a regional bank holding company, First National of Nebraska, Inc. was one of the originators of the bank credit card industry and has over 40 years' experience in this line of business. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1996, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. The Company generally originates new credit card accounts for itself with the exception of a $265 million credit card portfolio purchase on June 6, 1997. The Company performs credit card servicing activities on behalf of its affiliate banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its affiliate banks.

Competitors of the Company include other commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own credit cards.

The Company continues to make substantial investments in data processing technology for both its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. The Company ranks as one of the larger merchant credit card processors in the United States with over $15 billion merchant credit card transactions processed in 1996. It also ranked among the 25 largest automated clearinghouse processors in the country during 1996 and is one of the largest check processors in its market area. Furthermore, the Company provides data processing services to over 50 non-affiliated banks located in ten states. Fee income continues to increase through the ongoing expansion of these processing services. The Company continues to closely monitor the risks and competitive conditions as they relate to pricing and technological issues associated with these processing services.

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



Results of Operations
---------------------

Overview:
Net income for the quarter ending September 30, 1997 was $20.3 million, or $60.68 per common share, increasing 9.0% from $18.7 million, or $53.79 per common share for the same period in 1996. Net income for the nine months ending September 30, 1997 was $54.6 million, or $159.46 per common share, increasing 13.9% from $48 million, or $138.28 per common share for the same period in 1996. In spite of a year-to-date increase in the provision for loan losses, earnings remain strong due to continued growth in year-to-date net interest income and noninterest income which continues to surpass the increase in operating expenses.

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

For the quarter ended September 30, 1997, net interest income decreased $5.1 million or 4.0% to $121.9 million compared to $127 million for the same period in 1996. For the nine months ended September 30, 1997, net interest income increased $20.4 million or 5.8% to $370.8 million compared to $350.3 million for the same period in 1996. This increase is primarily attributable to increased earning assets net of an increase in the volume of interest-bearing liabilities and decreases in the related yields. The favorable trend of increased net interest income corresponds to the Company's strong loan growth and to its successful asset and liability management strategies.


Provision for loan losses:
On a monthly basis, the Company evaluates the adequacy of its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended September 30, 1997, the provision for loan losses decreased $5.4 million or 10.8% to $44.3 million compared to $49.7 million for the same period in 1996. However, for the nine months ended September 30, 1997, the provision for loan losses increased $14.6 million or 11.5% to $141.2 million compared to $126.7 million for the same period in 1996. The year-to-date increase in the provision for loan losses relates to higher year-to-date net charge-offs, growth in the loan portfolio, and continued strengthening of the loan loss allowance for potential future losses. The increase in year-to-date net charge-offs is primarily attributable to the continued rise in delinquencies on credit card loans which is being experienced throughout the credit card industry due to increased consumer debt levels and other factors. The increase in net charge-offs is further augmented by the large volume of credit card and other consumer loans originated in earlier years which continue to mature and contribute to higher credit loss experience.

Noninterest income:
For the quarter ended September 30, 1997, noninterest income increased $15.3 million or 33.6% to $60.6 million compared to the same period in 1996. For the nine months ended September 30, 1997, noninterest income increased $29.8 million or 22.6% to $161.4 million compared to the same period in 1996. A portion of this increase was due to processing services income increasing by 36.1% for the quarter and 22.1% for the nine months ended September 30, 1997 relating to increased processing income on securitized credit card loans and the growth in volumes processed from new and existing customers in merchant processing. Deposit services income increased 22.2% for the quarter and 27.5% for the nine months ended September 30, 1997 due primarily to the growth in total deposits. Income related to trust and investment services, commissions, and miscellaneous income increased generally as a result of growth in the Company's customer base.

Noninterest expense:
For the quarter ended September 30, 1997, noninterest expense increased $12.9 million or 14.0% to $105 million compared to the same period in 1996. For the nine months ended September 30, 1997, noninterest expense increased $23.5 million or 8.5% to $300 million compared to the same period in 1996. A portion of the increase in noninterest expense is due to salaries and employee benefits, which increased 16.3% for the quarter and 13.0% for the nine months ended September 30, 1997 and relates to overall Company growth. Increases in remaining expense categories for purchased processing, loan services, equipment expenses, and miscellaneous expenses also relate to general Company growth including increased processing volumes and continued investments in technology. The year-to-date increases are partially offset by a decrease of 9.3% in communications and supplies expense for the nine months ended September 30, 1997 due primarily to a reduction in marketing expenditures. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.


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

The consumer credit industry continues to experience increased delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience increased net charge-off and delinquency rates. As a result, the Company increased its allowance for loan losses by $10.7 million, or 10.2%, from December 31, 1996 to September 30, 1997. The increased charge-off trends are likely to continue as the large volume of credit card loans originated in previous years continue to season. The Company also expects that selected segments of consumers may continue to experience declines in credit quality. Therefore, management continues to evaluate credit standards and has reduced marketing expenditures. Consumer behavior is being closely monitored to determine if future changes in credit standards or marketing strategies will be required.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.91% at September 30, 1997 compared with 3.86% at December 31, 1996. The delinquency rate for credit cards and related plans was 6.04% at September 30,1997 compared to 5.88% at December 31, 1996.

Delinquent Loans:

                                                        September 30, 1997           December 31, 1996
                                               -----------------------------------------------------------
                                                                   (Amounts in Thousands)

Total Loans                                                       % of Loans                  % of Loans
-----------                                                      -----------                --------------
Loans outstanding                                  $5,155,752                   $5,107,041
Loans delinquent:
     30 - 89 days                                  $  126,951        2.46%      $  123,420       2.42%
     90 days or more & still accruing                  74,698        1.45%          73,580       1.44%
                                               ------------------------------   --------------------------
          Total delinquent loans                   $  201,649        3.91%      $  197,000       3.86%
                                               ==============================   ==========================
Nonaccrual loans                                   $    5,747         .11%      $    7,231        .14%
                                               ==============================   ==========================


Credit Cards and Related Plans
------------------------------
Loans outstanding                                  $2,737,933                   $2,916,392
Loans delinquent:
     30 - 89 days                                  $   95,222        3.48%      $  102,538       3.52%
     90 days or more & still accruing                  70,051        2.56%          68,827       2.36%
                                               ------------------------------   --------------------------
          Total delinquent loans                   $  165,273        6.04%      $  171,365       5.88%
                                               ==============================   ==========================
Nonaccrual loans                                        --             --            --            --
                                               ==============================   ==========================

Generally, the Company's policy is to charge off loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date and is continually monitored using statistically-based computer simulation models. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $141.4 million for the nine months ended September 30, 1997 compared to $101.2 million for the same period in 1996. Net charge-offs as a percentage of average loans were 2.76% for the nine months ended September 30, 1997 compared to 2.25% for the same period last year. The allowance as a percentage of loans increased to 2.24% as of September 30, 1997 compared to 1.99% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.


Allowance for Loan Losses:
                                         For the Nine Months Ended September 30,
                                                    1997          1996
                                             ------------------------------

                                                  (Amounts in Thousands)

Balance at January 1                             $ 104,812     $  67,740
Addition due to loan portfolio purchase             10,895            --
Addition due to acquisition                             --         1,738
Provision for loan losses                          141,205       126,652

Loans charged off:
     Credit cards and related plans               (154,959)     (101,227)
     All other loans                                (6,018)      (14,578)
Loans recovered:
     Credit cards and related plans                 17,886        13,187
     All other loans                                 1,699         1,415
                                             ------------------------------
Total net charge-offs                             (141,392)     (101,203)
                                             ------------------------------

Balance at September 30                          $ 115,520     $  94,927
                                             ==============================
Allowance as a percentage
   of loans                                           2.24%         1.99%
Total net charge-offs as a percentage
   of average loans                                   2.76%         2.25%

Capital Resources
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company to maintain minimum total risk-based capital (as defined in the regulations) of 8%, Tier 1 risk-based capital (as defined) of 4%, and Tier 1 leverage capital (as defined) of 4%. As of September 30, 1997, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the well capitalized category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $19 million in capital notes outstanding as of September 30, 1997 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.


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

At September 30, 1997, the Company had facilities to access the commercial paper market up to a maximum of $315,000,000, of which $259,580,000 was outstanding and maturing in 55 days. These issues are supported for liquidity purposes by loan commitments from various financial institutions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. Total securitization as of September 30, 1997 was $620 million. In addition, the Company intends to replace an existing $75 million credit facility with a $100 million syndicated revolving credit facility in the fourth quarter of 1997. The existing $75 million credit facility has an outstanding balance of $40 million as of September 30, 1997. The Company also intends to arrange an additional $150 million revolving credit facility for general purposes as part of this syndication.

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


Part II.  Other Information

Items 1,2,3,4, and 5:      Not applicable or negative response.

Item 6(a): Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Parent Company (previously filed as Exhibits to form 10-Q filed with the Securities and Exchange Commission by the Company on June 30, 1997) is incorporated herein by reference.

Item 6(b):              Not applicable or negative response.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST NATIONAL OF NEBRASKA, INC.



                             By     Dennis A. O'Neal
                                    -----------------------------------------
                                    Dennis A. O'Neal
                                    Executive Vice President and Treasurer,
                                    Principal Financial Officer
Date:  11/3/97
       ----------------