Form 10-K405
period 1997-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 1998-03-27
CIK 36725

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

(Mark One)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1997, or

    [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to       .
                                           --------  -------

                         Commission file number 03502.

                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nebraska                                   47-0523079
--------------------------------------------       -----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

    One First National Center     Omaha, NE                    68102
--------------------------------------------       -----------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (402) 341-0500
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405
of Regulation    S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               -----

As of February 27, 1998, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $463,765,350.

The number of outstanding shares of the registrant's common stock, as of March 26, 1998 was 335,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Annual Report to Shareholders for fiscal year ended December 31, 1997 (Parts I and II).

Proxy statement of the registrant to be filed with the Securities and Exchange Commission (Part III).

PART I

ITEM  1.  BUSINESS.

THE COMPANY

First National of Nebraska, Inc. (the "Parent Company") is a Nebraska-based interstate multi-bank holding company. It was organized in 1968 and owns or substantially owns all of the common stock of eleven banking subsidiaries located in Nebraska, Kansas, Colorado and South Dakota. The Company also has other nonbanking subsidiaries, which in the aggregate are not material.

First National of Nebraska, Inc. and subsidiaries (the "Company") was one of the originators of the bank credit card industry and has 45 years experience in this business. Through banking subsidiaries, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest.

At December 31, 1997, the Company ranked among the top 25 card issuing entities based on the amount of managed credit card loans outstanding. To date, the Company has generally originated new credit card accounts for itself with the exception of a $265 million credit card portfolio purchased in June 1997. The Company performs credit card servicing activities on behalf of its affiliate banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

The Company continues to make substantial investments in data processing technology for its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing, and check processing. As of the date of the latest available information, the Company has ranked among the top six merchant credit card processors in the United States. It has also ranked among the 25 largest automated clearinghouse processors in the country, and is one of the largest check processors in its market area. Furthermore, the Company provides data processing services to 40 non-affiliated banks located in nine states.

BANKING SUBSIDIARIES

First National Bank of Omaha (the "Bank") is a national banking association founded in 1863 and owns five nonbanking subsidiaries. As of December 31, 1997, the Bank had assets in excess of $3,885,000,000 and is the largest bank headquartered in Nebraska. The Bank is engaged in general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado and other nearby states. The Bank offers time and demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including credit card, installment and home equity loans), agricultural, real estate, and commercial loans. The Bank has branch locations in Omaha, Bellevue, Beatrice, and David City, Nebraska.

In addition to the Bank, the Parent Company owns all of the outstanding common stock of the following banks. These banks engage in general banking business and offer complete banking services to retail, commercial, industrial and agricultural customers.


        Bank                                         Locations
-----------------------------------------------------------------------------
The Bank of Boulder                             Boulder, Colorado
                                                Louisville, Colorado

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

First National Bank of Kansas                   Overland Park, Kansas
                                                Fairway, Kansas
                                                Olathe, Kansas

First National Bank                             North Platte, Nebraska
                                                Alliance, Nebraska
                                                Chadron, Nebraska
                                                Gering, Nebraska
                                                Scottsbluff, Nebraska

First National Bank and Trust Company           Columbus, Nebraska
  of Columbus                                   Norfolk, Nebraska

Union Colony Bank                               Greeley, Colorado
                                                Windsor, Colorado

The Fremont National Bank and Trust Company     Fremont, Nebraska

Platte Valley State Bank & Trust Company        Kearney, Nebraska

First National Bank South Dakota                Yankton, South Dakota

FNC Trust Group, National Association           Boulder, Colorado


COMPETITION

Competitors of the Company include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own credit cards. In addition, the Company's banking subsidiaries compete for interest-bearing funds with other banking institutions, mutual funds and other securities. As the industry consolidates and nonbanking companies continue to offer products traditionally offered by banks, competitive forces continue to impact product pricing and profitability.

EMPLOYEES

The Company had 4,553 full-time equivalent employees as of December 31, 1997.

REGULATION

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the FDIC.
The Company's banking subsidiaries include eight national banks and three state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by the state banking authorities.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures include requirements that the Company and its bank subsidiaries maintain minimum total risk-based capital (as defined in the regulations) of 8% and Tier 1 risk-based capital (as defined) of 4%. As of December 31, 1997, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6%, and Tier I leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. For further discussion, see Note J in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

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


ADDITIONAL FINANCIAL INFORMATION

The following tables set forth statistical data, as specified by Guide 3, or are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997. Such data should be read in conjunction with the other financial statements and related notes with respect to the Company and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report. The information with respect to such tables should not be construed to imply any conclusion on the part of management that the results, causes or trends indicated therein will continue in the future.

SCHEDULE I.A. - AVERAGE CONSOLIDATED BALANCE SHEETS

The following table presents the average consolidated balance sheets of the Company for the years 1995 through 1997 (1):


                                                                          For the years ended December 31,
ASSETS                                                                   1997               1996                1995
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Amounts in Thousands)
     Cash and due from banks (2)                                   $      291,635     $      260,258      $      234,563
     Federal funds sold and other short-term
        investments                                                       260,968            181,632             177,915
     Securities:
        Taxable                                                         1,064,831            918,315             770,064
        Nontaxable                                                         18,370             20,832              24,632
     Loans, net of allowance for loan losses and
        unearned income                                                 5,021,500          4,517,487           4,209,515
     Premises and equipment, net                                          117,275            113,423              98,323
     Other assets                                                         249,180            178,858             156,385
-------------------------------------------------------------------------------------------------------------------------
                          Total assets                             $    7,023,759     $    6,190,805      $    5,671,397
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------

     Deposits:  (2)
        Noninterest-bearing                                        $      622,308     $      561,713      $      510,920
        Interest-bearing                                                5,305,636          4,623,506           4,263,650
-------------------------------------------------------------------------------------------------------------------------
                          Total deposits                                5,927,944          5,185,219           4,774,570
-------------------------------------------------------------------------------------------------------------------------

     Federal funds purchased and securities sold under
        repurchase agreements                                             151,675            117,715              67,295
     Commercial paper and commercial
        paper based borrowings                                            249,557            265,775             284,914
     Other liabilities                                                     73,274             56,595              49,375
     Other borrowings                                                      32,863             11,247              69,021
     Capital notes                                                         94,425             96,906              31,049
-------------------------------------------------------------------------------------------------------------------------
                          Total liabilities                             6,529,738          5,733,457           5,276,224
-------------------------------------------------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock                                                        1,705              1,734               1,734
        Additional paid-in capital                                          2,559              2,604               2,604
        Retained earnings                                                 489,226            452,956             390,835
        Net unrealized appreciation on available-for-sale
          securities, net of tax                                              531                 54                  --
-------------------------------------------------------------------------------------------------------------------------
                          Total stockholders' equity                      494,021            457,348             395,173
-------------------------------------------------------------------------------------------------------------------------
                          Total liabilities and
                             stockholders' equity                  $    7,023,759     $    6,190,805      $    5,671,397
=========================================================================================================================


     (1) All significant intercompany balances have been eliminated in consolidation.

     (2) The December 31 balances are higher than the average balances as shown in this schedule due to significant growth during the year and many of the Company's customers making large deposits at year-end.

SCHEDULE I.B. - INTEREST RATES AND DIFFERENTIAL

The following tables present an analysis of net interest earnings for the years 1995 through 1997:


-------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
ASSETS                                                                   1997               1996                1995
-------------------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in Thousands Except Percents)
     Average amount outstanding for year:
        Loan and lease financing (1) (4)                           $    5,122,678     $    4,593,550      $    4,267,290
        Taxable securities (3)                                          1,064,831            918,315             770,064
        Nontaxable securities (3)                                          18,370             20,832              24,632
        Federal funds sold and
           other short-term investments                                   260,968            181,632             177,915
-------------------------------------------------------------------------------------------------------------------------
                          Total                                    $    6,466,847     $    5,714,329      $    5,239,901
=========================================================================================================================


     Total interest earned during the year:
        Loan and lease financing (1)                               $      735,638     $      700,472      $      634,157
        Taxable securities                                                 64,165             54,295              45,492
        Nontaxable securities (2)                                           1,594              1,716               2,210
        Federal funds sold and
           other short-term investments                                    14,268              9,531              10,298
-------------------------------------------------------------------------------------------------------------------------
                          Total                                    $      815,665     $      766,014      $      692,157
=========================================================================================================================


     Yield:
        Loan and lease financing                                            14.36%             15.25%              14.86%
        Taxable securities                                                   6.03%              5.91%               5.91%
        Nontaxable securities (2)                                            8.68%              8.24%               8.97%
        Federal funds sold and
           other short-term investments                                      5.47%              5.25%               5.79%

                          Total                                             12.61%             13.41%              13.21%

=========================================================================================================================


     (1) Non-accruing loans are included within the average loan and lease financing amount outstanding. No interest on these non-accruing loans is included within the "Total interest earned during the year" amount.

     (2) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1997, 1996 and 1995.

     (3) Includes securities held-to-maturity and securities available-for-sale.

     (4) Calculated net of unearned income.


-------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
LIABILITIES                                                              1997               1996                1995
-------------------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in Thousands Except Percents)
     Average amount outstanding for year:
        Interest-bearing deposits                                  $    5,305,636     $    4,623,506      $    4,263,650
        Federal funds purchased and securities sold under
           repurchase agreements                                          151,675            117,715              67,295
        Commercial paper and commercial paper
           based borrowings                                               249,557            265,775             284,914
        Other borrowings and capital notes                                127,288            108,153             100,070
-------------------------------------------------------------------------------------------------------------------------
                          Total                                    $    5,834,156     $    5,115,149      $    4,715,929
=========================================================================================================================


     Total interest expensed during the year:
        Interest-bearing deposits                                  $      286,226     $      250,170      $      234,694
        Federal funds purchased and securities sold under
           repurchase agreements                                            7,841              5,667               3,642
        Commercial paper and commercial paper
           based borrowings                                                13,479             15,943              18,435
        Other borrowings and capital notes                                  9,549              8,451               7,689
-------------------------------------------------------------------------------------------------------------------------
                          Total                                    $      317,095     $      280,231      $      264,460
=========================================================================================================================


     Yield:
        Interest-bearing deposits                                            5.39%              5.41%               5.50%
        Federal funds purchased and securities sold under
           repurchase agreements                                             5.17%              4.81%               5.41%
        Commercial paper and commercial paper
           based borrowings                                                  5.40%              6.00%               6.47%
        Other borrowings and capital notes                                   7.50%              7.81%               7.68%

                          Total                                              5.44%              5.48%               5.61%

=========================================================================================================================

     Net interest income (1)                                       $      498,570     $      485,783      $      427,697
     Net yield on earning assets                                             7.71%              8.50%               8.16%

=========================================================================================================================


     (1) Reflects the effect of interest on nontaxable securities calculated on a taxable equivalent basis with a 35% marginal tax rate in 1997, 1996 and 1995.

SCHEDULE I. C. - INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):


                                                      Year 1997 Over 1996                            Year 1996 Over 1995
                                           -----------------------------------------      -----------------------------------------

                                                                  Variance                                       Variance
                                                               Attributable to                                Attributable to
                                             Amount          Rate          Volume           Amount         Rate          Volume
                                           ------------    ----------    -----------      ------------   ----------    ------------
                                                                          (Amounts in Thousands)
Loan and lease financing                 $      35,166   $   (42,399)  $     77,565     $      66,315  $    16,886   $      49,429
Taxable securities                               9,870         1,059          8,811             8,803           38           8,765
Nontaxable securities (2)                         (122)           88           (210)             (494)        (171)           (323)
Federal funds sold and other
   short-term  investments                       4,737           415          4,322              (767)        (978)            211
Interest bearing deposits                       36,056          (745)        36,801            15,476       (4,052)         19,528
Federal funds purchased and
   securities sold under repurchase
   agreements                                    2,174           443          1,731             2,025         (441)          2,466
Commercial paper and commercial
   paper based borrowings                       (2,464)       (1,528)          (936)           (2,492)      (1,297)         (1,195)
Other borrowings and capital notes               1,098          (348)         1,446               762          132             630


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

 (2) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1997, 1996 and 1995.

SCHEDULE II. A. - SECURITIES PORTFOLIO

The following table indicates the amortized cost of securities of the Company as of December 31 for the years indicated:

                                                                                1997                  1996              1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Amounts in Thousands)
     Available-for-sale securities:
     U.S. Government obligations                                              $366,584              $245,218         $       --
     Obligations of states and political subdivisions                              115                   305                 --
     Other securities                                                           12,015                10,130                 --
--------------------------------------------------------------------------------------------------------------------------------
                          Total securities available-for-sale                 $378,714              $255,653         $       --
================================================================================================================================
     Held-to-maturity securities:
     U.S. Government obligations                                              $809,581              $626,690           $811,338
     Obligations of states and political subdivisions                           17,184                19,588             21,438
     Mortgage-backed securities                                                 45,692                 1,376              1,961
     Other securities                                                              450                 2,145             12,000
--------------------------------------------------------------------------------------------------------------------------------
                          Total securities held-to-maturity                   $872,907              $649,799           $846,737
================================================================================================================================


SCHEDULE II. B. - SECURITIES MATURITIES

The following table presents the maturity of securities held on December 31, 1997 and the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate). Yield information for securities available-for-sale does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

                                                               Held-to-Maturity Securities:      Available-for-Sale Securities:
                                                              ------------------------------   ----------------------------------
                                                                  Amortized      Weighted         Amortized          Weighted
                                                                     Cost      Average Yield         Cost          Average Yield
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Amounts in Thousands)
     U.S. Government obligations:
            One year or less                                      $223,904            5.79%          $ 65,157               5.92%
            After one through five years                           585,677            6.21%           301,427               6.12%
            After five through ten years                                --              --                 --                 --
            After ten years                                             --              --                 --                 --
---------------------------------------------------------------------------------------------------------------------------------
                          Total                                   $809,581            6.09%          $366,584               6.09%
=================================================================================================================================
     Obligations of states and political subdivisions:
            One year or less                                        $5,288            8.45%               $50               7.31%
            After one through five years                             8,809            8.07%                65              11.31%
            After five through ten years                             2,947            8.97%                --                 --
            After ten years                                            140           11.91%                --                 --
---------------------------------------------------------------------------------------------------------------------------------
                          Total                                    $17,184            8.37%              $115               9.57%
=================================================================================================================================
     Other securities:
            One year or less                                            --              --                445               1.77%
            After one through five years                               400            6.50%                --                 --
            After five through ten years                                50            7.80%                --                 --
            After ten years                                             --              --             11,570               6.28%
---------------------------------------------------------------------------------------------------------------------------------
                          Total                                       $450            6.64%           $12,015               6.11%
=================================================================================================================================

SCHEDULE III. A. - LOAN PORTFOLIO TYPES

The following table indicates the distribution of loans, net of unearned income, of the Company as of December 31, for the years indicated:

                                            1997               1996              1995              1994              1993
-----------------------------------------------------------------------------------------------------------------------------
                                                                      (Amounts in Thousands)
Individual consumer (1)                $  2,804,402       $  3,290,374      $  2,895,617      $  2,646,865      $  2,066,266
Commercial and financial                    722,130            668,585           565,075           486,540           393,760
Real estate-mortgage                        791,980            630,768           517,375           394,920           366,204
Agricultural                                408,110            284,580           268,940           246,267           225,124
Real estate-construction                    196,650            152,035           131,196           105,347            71,908
Lease financing                              65,394             57,050            50,447            48,976            44,521
Other                                         8,936             12,155            10,777             5,003             5,103
-----------------------------------------------------------------------------------------------------------------------------
                                          4,997,602          5,095,547         4,439,427         3,933,918         3,172,886
Less:
   Allowance for loan losses                128,990            104,812            67,740            55,265            49,589
-----------------------------------------------------------------------------------------------------------------------------
               Net Loans               $  4,868,612       $  4,990,735      $  4,371,687      $  3,878,653      $  3,123,297
=============================================================================================================================

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

                                                               Maturities as of December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  --AFTER ONE YEAR--
                                                           After One                          Predetermined      Adjustable
                                         One Year           Through          After Five         Interest          Interest
                                         or Less          Five Years           Years              Rates            Rates
-----------------------------------------------------------------------------------------------------------------------------
                                                                     (Amounts in Thousands)
Individual consumer                   $  2,239,665        $   520,332       $    44,405        $   244,594       $  320,143
Commercial and financial                   433,274            223,132            65,724            120,213          168,643
Real estate-mortgage                       208,927            320,167           262,886            293,435          289,618
Agricultural                               318,896             83,363             5,851             66,064           23,150
Real estate-construction                   111,000             80,958             4,692             24,901           60,749
Lease financing                             17,279             45,438             2,677             48,115               --
Other                                        8,916                 16                 4                 20               --
-----------------------------------------------------------------------------------------------------------------------------

SCHEDULE III. C. - RISK ELEMENTS

1.  Nonaccrual, Restructured and Past Due Loans:

                                                                               As of December 31,
                                                      1997            1996             1995             1994            1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (Amounts in Thousands)
Nonaccrual loans (a)                                $  5,289        $  7,231         $  8,718         $  5,830        $  8,257
Restructured loans (b)                                   258             972            1,527            1,887           2,469
                                                --------------------------------------------------------------------------------
Total nonaccrual and restructured
     loans (c)                                         5,547           8,203           10,245            7,717          10,726
Loans past due 90 days or more (d)                    66,221          73,580           46,396           27,305          25,219
                                                --------------------------------------------------------------------------------
Total nonaccrual, restructured and
     past due loans                                 $ 71,768        $ 81,783         $ 56,641         $ 35,022        $ 35,945
                                                ================================================================================

     (a) Loans are placed on nonaccrual status when there is sufficient evidence to indicate the borrower may be unable to meet the obligation.

     (b) Does not include loans classified in the nonaccrual loans or loans past due 90 days or more categories.

     (c) The gross amount of interest income which would have been recorded on these loans for the year ended December 31, 1997 if such loans had been current is $1,435,000. The amount of interest income on these loans that was included in net income for the same year is $638,000.

     (d) Does not include loans classified in the nonaccrual loans category. For further information regarding loans past due 90 days or more, see the Asset Quality section of Management's Discussion and Analysis in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

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

2. Potential Problem Loans for the Year Ended December 31, 1997:

The following table presents potential problem loans categorized by loan type. Potential problem loans include all loans that are classified by management as substandard and doubtful less nonaccrual loans, restructured loans and loans past due 90 days or more.
                                                                   (Amounts in
                                                                    Thousands)
                                                                  -------------
Individual consumer                                                  $   2,810
Commercial and financial                                                11,988
Real estate-mortgage                                                     3,392
Agricultural                                                            13,219
Real estate-construction                                                 1,617
Lease financing                                                            100
Other                                                                       --

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


SCHEDULE IV. - SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity in the allowance for loan losses of the
Company:

                                                                        For the years ended December 31,
                                                    1997             1996             1995            1994            1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                     (Amounts in Thousands Except Percents)
Average amount of loans
     outstanding                              $     5,122,678  $    4,593,550   $    4,267,290   $    3,403,324  $    2,706,475

Allowance for loan losses:
     Balance, beginning of year                       104,812          67,740           55,265           49,589          41,298
     Addition due to loan portfolio purchase           10,895              --               --               --              --
     Addition due to acquisition                           --           1,738            1,568              189           4,565
     Provision charged to operations                  201,494         180,059          102,767           71,698          67,083

Loans charged off:
     Individual consumer                              213,305         163,320          107,370           80,933          73,456
     Commercial and financial                           1,607             631              922              694              62
     Real estate-mortgage                                  60              57               96              159           2,107
     Agricultural                                         103             645              302              148             498
     Real estate-construction                              --              --               --               --              --
     Lease financing                                       50              11               67               41             150
     Other                                                 19              47               --               17              --
Loans recovered:
     Individual consumer                               26,120          19,082           16,250           15,295          12,626
     Commercial and financial                             536             478              317              205              86
     Real estate-mortgage                                  90             219               52               91              66
     Agricultural                                         157              77              176               83              43
     Real estate-construction                              --              50                5                2              --
     Lease financing                                       18              61               42               81              70
     Other                                                 12              19               55               24              25

--------------------------------------------------------------------------------------------------------------------------------

Net loans charged off                                 188,211         144,725           91,860           66,211          63,357
--------------------------------------------------------------------------------------------------------------------------------


Balance, end of year                          $       128,990  $      104,812   $       67,740   $       55,265  $       49,589
================================================================================================================================


Ratio of net charge-offs to
average loans outstanding                                3.67%           3.15%            2.15%            1.95%           2.34%
================================================================================================================================

The following table presents the loan loss allowance by loan category and the percentage of loans in each category to loans, net of unearned income, as of December 31 for the years indicated:


                                                      (Amounts in Thousands Except Percents)

                                   1997                 1996                 1995                 1994                 1993
                            -------------------  -------------------  -------------------  -------------------  --------------------
                            Percent              Percent              Percent              Percent              Percent
                            of Loans             of Loans             of Loans             of Loans             of Loans
                            in Each              in Each              in Each              in Each              in Each
                            Category             Category             Category             Category             Category
                            to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss  to Total  Loan Loss
                             Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance
                            --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ----------
Individual consumer            56.1%  $105,808    64.6%    $ 85,810    65.2%     $52,453    67.3%    $38,897     65.1%    $35,140
Commercial and financial       14.5%     9,070    13.1%       8,243    12.7%       6,143    12.4%      8,436     12.4%      6,399
Real estate-mortgage           15.8%     6,053    12.4%       4,559    11.7%       4,444    10.0%      3,182     11.5%      4,635
Agricultural                    8.2%     5,032     5.6%       3,767     6.1%       3,156     6.3%      3,074      7.1%      2,507
Real estate-construction        3.9%     1,979     3.0%       1,551     3.0%         862     2.7%      1,009      2.3%        567
Lease financing                 1.3%       443     1.1%         419     1.1%         389     1.2%        331      1.4%        302
Other                           0.2%       605     0.2%         463     0.2%         293     0.1%        336      0.2%         39
------------------------------------------------------------------------------------------------------------------------------------
       Total                  100.0%  $128,990   100.0%    $104,812   100.0%     $67,740   100.0%    $55,265    100.0%    $49,589
====================================================================================================================================


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

SCHEDULE V. - DEPOSITS


The following table shows the breakdown of average deposits of the Company for the years 1995 through 1997:

                                                                           For the years ended December 31,
                                                      1997                        1996                               1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Amounts in Thousands Except Percents)
                                                     Amount          Rate            Amount        Rate            Amount      Rate

Average non-interest bearing
     demand deposits                              $     622,308      0.0%       $   561,713        0.0%      $    510,920      0.0%

Average interest bearing demand deposits                502,348      2.1%           470,303        2.1%           464,244      2.3%

Average interest bearing savings deposits             1,082,866      4.4%           897,295        4.2%           635,504      4.1%

Average time deposits                                 3,720,422      6.1%         3,255,908        6.2%         3,163,902      6.2%

---------------------------------------------------------------------------------------------------------------------------------

Average total deposits                            $   5,927,944                 $ 5,185,219                  $  4,774,570
=================================================================================================================================


The following table indicates the maturity of time certificates of deposit and other time deposits issued in amounts of $100,000 or more as of December 31, 1997:


                                                (Amounts in Thousands)

------------------------------------------------------------------------------
                                            Time CD's          Other Time


-----------------------------------------------------------------------------

Three months or less                      $    111,643        $      5,958
Over three months through six months            87,131               2,067
Over six months through twelve months          159,914                 646
Over twelve months                             215,463                  --
-----------------------------------------------------------------------------


          Total                           $    574,151        $      8,671
=============================================================================

SCHEDULE VI. - RETURN ON EQUITY AND ASSETS


The following table presents the return on average assets, the return on average equity, the dividend payout ratio and the equity to assets ratio of the Company:

                                                                        For the years ended December 31,
                                                           1997                       1996                         1995
----------------------------------------------------------------------------------------------------------------------------
                                                            (Amounts in Thousands Except Percents and Per Share Data)
Average total assets                                  $   7,023,759             $   6,190,805                $    5,671,397
Average equity                                              494,021                   457,348                       395,173
Net income                                                   75,187                    70,232                        82,241
Net income per share                                         220.68                    202.53                        237.17
Dividends per share                                           33.76                     37.22                         33.73
Return on average assets                                       1.1%                      1.1%                          1.5%
Return on average equity                                      15.2%                     15.4%                         20.8%
Dividend payout ratio                                         15.3%                     18.4%                         14.2%

Average equity to average assets ratio                         7.0%                      7.4%                          7.0%





SCHEDULE VII. - SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

                                                Federal funds purchased and securities
                                                 sold under repurchase agreements (1)                  Commercial paper
                                               -----------------------------------------    --------------------------------------
                                                 1997           1996          1995            1997           1996          1995
                                               -----------------------------------------    --------------------------------------
                                                                     (Amounts in Thousands Except Percents)
Amount outstanding at year-end               $   217,891    $   146,015   $   133,488      $       --    $   273,298   $   289,827

Weighted average interest rate
   at year-end                                       5.3%           5.3%          5.6%             --            5.4%          5.6%

Maximum amount outstanding                       254,709        253,222       133,488         228,916        245,728       257,828

Average amount outstanding                       151,675        117,715        67,295         249,557        265,775       284,914

Weighted average interest rate
  during the year                                    5.2%           4.8%          5.4%           5.4%            6.0%          6.5%



     (1) The majority of federal funds purchased and securities sold under repurchase agreements mature each day and are replaced by a new issue.

ITEM  2.  PROPERTIES.

The Company owns a 22 story office building in Omaha, Nebraska where its primary corporate offices are located. The Company's business is also operated at various other facilities in the Omaha area which are either owned or leased by the Company. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, and Colorado. Refer to Item 1., pages 2 and 3 for locations of the branches. Of the 55 branch locations, 38 are owned by the Company and 17 are leased. The leases on the branches and office space (not assuming renewals of exercise options) run through the year 2006.

For more explanation or detail, please see Notes D, F, and I to the consolidated financial statements contained in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

ITEM  3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its properties is subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Reference is made to page 30 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997, an exhibit to this report which is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA.

Reference is made to page 30 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997, an exhibit to this report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Reference is made to pages 24-29 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997, an exhibit to this report which is incorporated herein by reference.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to pages 28-29 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997, an exhibit to this report which is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 4-23 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997, an exhibit to this report which is incorporated herein by reference.

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

     (3) Exhibits: See exhibit index on page 21.

(b) The Company filed no reports on Form 8-K for the quarter ended December 31, 1997.

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

                             FIRST NATIONAL OF NEBRASKA, INC.

                             By     /s/ Bruce R. Lauritzen
                                    ----------------------
                                    Bruce R. Lauritzen
Date:  March 20, 1998               Chairman, President and Director
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ Bruce R. Lauritzen
                                    --------------------------------
                                    Bruce R. Lauritzen
Date:  March 20, 1998               Chairman, President and Director
       --------------

                                    /s/ Dennis A. O'Neal
                                    --------------------------------
                                    Dennis A. O'Neal
                                    Executive Vice President and Treasurer,
                                    Principal Accounting and Financial Officer
Date:  March 17, 1998               and Director
       --------------

                                    /s/ Elias J. Eliopoulos
                                    --------------------------------
                                    Elias J. Eliopoulos
Date:  March 18, 1998               Executive Vice President and Director
       --------------


                                    /s/ F. Phillips Giltner
                                    --------------------------------
                                    F. Phillips Giltner
Date:  March 17, 1998               Chairman Emeritus and Director
       --------------


                                    /s/ J. William Henry
                                    --------------------------------
                                    J. William Henry
Date:  March 18, 1998               Executive Vice President and Director
       --------------


                                    /s/ Margaret M. Lauritzen
                                    --------------------------------
                                    Margaret M. Lauritzen
Date:  March 18, 1998               Director
       --------------

                                    /s/ Daniel K. O'Neill
                                    --------------------------------
                                    Daniel K. O'Neill
Date:  March 17, 1998               Director
       --------------

                                    /s/ Charles R. Walker
                                    --------------------------------
                                    Charles R. Walker
                                    Executive Vice President and Secretary
Date:  March 17, 1998               and Director
       --------------

                                 EXHIBIT INDEX

                                                                                         Page
                                                                                         ----
3(i)     Amended and Restated Articles of Incorporation of the Parent Company,
         incorporated by reference to Exhibit 3(i) to the Company's Report on Form
         10-Q for the fiscal quarter ended June 30, 1997.                                *

3(ii)    Amended and Restated Bylaws of the Parent Company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the
         fiscal quarter ended June 30, 1997.                                             *

4        Fiscal and Paying Agency Agreement entered into in connection with the issuance of $75 million of Subordinated Notes by the Bank dated December 7,
         1995 between the Bank as "Issuer" and the Bank as "Fiscal and Paying Agent"
         incorporated by reference to the Company's Report on Form 8-K, filed            *
         December 12, 1995.

10(a)    Deferred Compensation and Consultative Services Agreement between the Bank and John R. Lauritzen and Amendment to Deferred Compensation and
         Consultative Services Agreement between the Bank and John R. Lauritzen,
         incorporated by reference to Exhibit 10(a) of the Company's Annual Report       *
         on Form 10-K for the fiscal year ended December 31, 1992.

10(b)    Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner and Amendment to Deferred Compensation and
         Consultative Services Agreement between the Bank and F. Phillips Giltner,
         incorporated by reference to Exhibit 10(b) of the Company's Annual Report       *
         on Form 10-K for the fiscal year ended December 31, 1992.

10(c)    First National of Nebraska Senior Management Long Term Incentive Plan,
         incorporated by reference to Exhibit 10(c) of the Company's Annual Report       *
         on Form 10-K for the fiscal year ended December 31, 1992.

10(d)    Management Incentive Plan, incorporated by reference to Exhibit 10(d) of        *
         the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1992.

10(e)    Amended Split Dollar Agreement between the Bank, F. Phillips Giltner, and
         First National Bank of Omaha, as Trustee of the F. Phillips Giltner
         Irrevocable Insurance Trust, incorporated by reference to Exhibit 10(f) of      *
         the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1992.

10(f)    Employment Contract between the Parent Company and Bruce R. Lauritzen,
         incorporated by reference to Exhibit 10(i) of the Company's Annual Report       *
         on Form 10-K for the fiscal year ended December 31, 1992.


*    incorporated by reference (see Part IV, Item 14(a)(3)).

13 Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1997 (incorporated by reference).

21       Subsidiaries of the Corporation.

27       Financial Data Schedule.