Form 10-Q
period 1998-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 1998-05-14
CIK 36725

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 1998, or



    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____ to _____.


                          Commission file number 03502


                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Nebraska                                          47-0523079
--------------------------------------------             -----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


   One First National Center  Omaha, NE                          68102
--------------------------------------------             -----------------------
  (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code           (402) 341-0500
                                                         -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No       .
                                        --------    -------


As of May 8, 1998, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 335,000.

Part I. Item 1.  Financial Statements

                        FIRST NATIONAL OF NEBRASKA, INC.
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                         March 31,        December 31,
                                                                                                  1998               1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In Thousands)

Cash and due from banks                                                                   $      450,100      $      428,832
Federal funds sold and other short-term investments                                              327,104             327,010
-----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        777,204             755,842

Securities available-for-sale (amortized cost $323,893,000 and $378,714,000)                     326,142             381,337
Securities held-to-maturity (fair value $820,481,000 and $874,646,000)                           819,056             872,907

Loans                                                                                          5,259,906           5,010,982
     Less:  Allowance for loan losses                                                            119,226             128,990
            Unearned income                                                                       14,068              13,380
 ----------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            5,126,612           4,868,612

Premises and equipment, net                                                                      130,284             129,163
Other assets                                                                                     307,681             324,160
-----------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                   $    7,486,979      $    7,332,021
=============================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing                                                                  $      879,566      $      842,195
     Interest-bearing                                                                          5,672,307           5,558,850
-----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       6,551,873           6,401,045

Federal funds purchased and securities sold under repurchase agreements                          161,136             217,891
Other liabilities                                                                                111,109              80,530
Other borrowings                                                                                  38,658              28,446
Capital notes                                                                                     93,557              94,052
-----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                   6,956,333           6,821,964

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          335,000 shares issued and outstanding                                                    1,675               1,675
     Additional paid-in capital                                                                    2,515               2,515
     Retained earnings                                                                           524,979             504,184
     Net unrealized appreciation on available-for-sale securities,
          net of tax                                                                               1,477               1,683
-----------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                             530,646             510,057
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                      $    7,486,979      $    7,332,021
=============================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                       Quarter Ended March 31,
                                                                                       1998               1997
---------------------------------------------------------------------------------------------------------------
                                                                (In Thousands, Except Share and Per Share Data)

Interest income:
     Interest and fees on loans and lease financing                                  $174,341          $182,379
     Interest on securities:
          Taxable interest income                                                      17,864            13,534
          Nontaxable interest income                                                      215               261
     Interest on federal funds sold
          and other short-term investments                                              3,878             3,162
---------------------------------------------------------------------------------------------------------------
              Total interest income                                                   196,298           199,336
---------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                              74,391            68,047
     Interest on commercial paper and
          commercial paper based borrowings                                                --             3,860
     Interest on federal funds purchased and
          securities sold under repurchase agreements                                   1,870             1,558
     Interest on other borrowings and capital notes                                     2,448             1,999
---------------------------------------------------------------------------------------------------------------
               Total interest expense                                                  78,709            75,464
---------------------------------------------------------------------------------------------------------------
Net interest income                                                                   117,589           123,872
Provision for loan losses                                                              38,140            49,583
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    79,449            74,289

Noninterest income:
     Processing services                                                               31,955            23,221
     Deposit services                                                                   5,768             5,510
     Trust and investment services                                                      5,837             4,967
     Commissions                                                                        7,728             6,482
     Gain on sales of loans                                                             3,949                --
     Miscellaneous                                                                     26,303             6,928
---------------------------------------------------------------------------------------------------------------
               Total noninterest income                                                81,540            47,108
---------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and employee benefits                                                    45,078            38,765
     Communications and supplies                                                       23,820            14,574
     Loan services purchased                                                            9,005             7,935
     Purchased processing                                                               5,830             5,288
     Net occupancy expense of premises                                                  7,168             5,755
     Equipment rentals, depreciation and maintenance                                    8,232             7,050
     Other professional services purchased                                             12,313            11,081
     Miscellaneous                                                                      9,092             5,611
---------------------------------------------------------------------------------------------------------------
               Total noninterest expense                                              120,538            96,059
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             40,451            25,338

Income tax expense(benefit):
     Current                                                                           16,399            12,749
     Deferred                                                                             326            (1,880)
---------------------------------------------------------------------------------------------------------------
               Total income tax expense                                                16,725            10,869
---------------------------------------------------------------------------------------------------------------
Net income                                                                           $ 23,726          $ 14,469
===============================================================================================================
Average number of common shares outstanding                                           335,000           346,767
===============================================================================================================
Net income per common share                                                            $70.82            $41.73
===============================================================================================================
Cash dividends declared per common share                                                $8.75             $8.44
===============================================================================================================

See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


---------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                                                 1998         1997
---------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                              $  23,726    $  14,469
          Adjustments to reconcile net income to net cash
          flows from operating activities:
               Provision for loan losses                                        38,140       49,583
               Depreciation and amortization                                    10,241        9,274
               Amortization of interest only strip                               7,280           --
               Provision for deferred taxes                                        326       (1,880)
               Origination of mortgage loans for resale                        (25,145)      (5,635)
               Proceeds from the sale of mortgage loans for resale              19,525        7,238
               Gain on sales of loans                                           (3,949)          --
               Other asset and liability activity, net                          37,748       16,217
---------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                  107,892       89,266

CASH FLOWS FROM INVESTING ACTIVITIES
          Maturities and sales of securities available-for-sale                 60,752       77,526
          Purchases of securities available-for-sale                            (6,347)     (18,693)
          Maturities of securities held-to-maturity                            183,430       48,055
          Purchases of securities held-to-maturity                            (129,468)    (159,505)
          Net change in loans                                                 (286,613)     (65,057)
          Purchases of premises and equipment, net                              (9,629)      (7,466)
          Other, net                                                               486          119
---------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                 (187,389)    (125,021)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                             $ 150,828    $ 115,780
          Net change in federal funds purchased and
               securities sold under repurchase agreements                     (56,755)      28,364
          Issuance of other borrowings and capital notes                        15,397       21,000
          Principal repayments of other borrowings
               and capital notes                                                (5,680)     (23,106)
          Net change in commercial paper and
               commercial paper based borrowings                                    --      (10,744)
          Cash dividends paid                                                   (2,931)      (2,927)
---------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                  100,859      128,367
---------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                         21,362       92,612

Cash and cash equivalents at beginning of period                               755,842      674,914
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 777,204    $ 767,526
===================================================================================================
Cash paid during the period for:
     Interest                                                                $  77,824    $  73,503
     Income taxes                                                            $   2,072    $   3,207
===================================================================================================

See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1998

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

NOTE B:  EARNINGS PER COMMON SHARE

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

NOTE C:  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized holding gains and losses on available-for-sale securities. For the three months ended March 31, 1998, total comprehensive income was $23.5 million which includes net income of $23.7 million and the change in net unrealized holding gains on available-for-sale securities of $206,000.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies, and actions of governments. Any changes in such assumptions or factors could produce different results.

YEAR 2000
---------

A significant technological issue impacting all companies worldwide is the need to modify their computer information systems to properly process transactions relating to the year 2000 and beyond. The Company has implemented a Company-wide program to prepare its computer systems and applications for the year 2000. The Company is incurring internal staff costs as well as consulting and other expenses related to the execution of the implementation plan. A portion of these expenses may be incorporated in the cost of normal software upgrades and involve the redeployment of existing information technology resources. Presently, management has not yet completely determined the year 2000 implementation costs, but they are not expected to have a material financial impact on the Company. The Company's plans include necessary reviews of vendors, customers, third party processors and other external parties with whom the Company conducts business. Until sufficient information is accumulated to assess the degree to which the Company is susceptible to potential problems, the Company is unable to quantify possible losses associated with these external relationships.

RESULTS OF OPERATIONS
---------------------

OVERVIEW:
Net income for the three months ending March 31, 1998 was $23.7 million, or $70.82 per common share, increasing 64% from $14.5 million, or $41.73 per common share for the same period in 1997. Earnings remain strong due to growth in noninterest income which continues to surpass the increase in noninterest expenses. Miscellaneous noninterest income for the quarter includes the recognition of income related to the settlement of litigation.

NET INTEREST INCOME:
The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. For the three months ended March 31, 1998, net interest income decreased $6.3 million or 5.1% to $117.6 million compared to $123.9 million for the same period in 1997 primarily due to increased credit card loan sales as compared to the same period last year.

PROVISION FOR LOAN LOSSES:
On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the three months ended March 31, 1998, the provision for loan losses decreased $11.4 million or 23.1% to $38.1 million compared to $49.6 million for the same period in 1997 primarily due to increased credit card loan sales compared to the same period last year. The credit card industry continues to experience high consumer debt levels and other unfavorable consumer credit conditions resulting in high levels of delinquencies and charge-offs.

NONINTEREST INCOME:
For the three months ended March 31, 1998, noninterest income increased $34.4 million or 73.1% to $81.5 million compared to the same period in 1997. This increase in the first quarter is primarily attributable to the increase in miscellaneous income which largely reflects the settlement of litigation. A portion of this increase was also due to processing services income increasing by 37.6% for the quarter resulting from the growth in credit card loan servicing. Income related to trust and investment services and commissions increased generally as a result of growth in the Company's customer base. Noninterest income for the quarter also includes a $3.9 million gain recorded on sales of loans.

NONINTEREST EXPENSE:
For the three months ended March 31, 1998, noninterest expense increased $24.5 million or 25.5% to $120.5 million compared to the same period in 1997. A portion of the increase in noninterest expense is due to salaries and employee benefits which increased 16.3% for the quarter ended March 31, 1998 and relates to overall Company growth. Additionally, communications and supplies expense increased 63.4% from the same quarter last year primarily due to increased advertising expenses which are not anticipated to continue at this magnitude during the remainder of 1998. Increases in remaining expense categories for purchased processing, loan services, net occupancy and equipment expenses, other professional services and miscellaneous expenses also relate to general Company growth including increased processing volumes and continued investments in technology. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.

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

The consumer credit industry continues to experience historically high levels of delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience high net charge-off and delinquency rates. Although net-charge-offs as a percentage of average loans have improved slightly over the same quarter last year, the Company cannot predict whether this downward trend in net charge-off activity will continue. Selected segments of consumers may continue to experience declines in credit quality which could result in continued unfavorable net charge-off and delinquency rates. Management continues to evaluate credit standards and monitor consumer behavior.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.61% at March 31, 1998 compared with 3.56% at December 31, 1997. The delinquency rate as a percentage of total credit cards loans and related plans was 5.85% at March 31, 1998 compared to 6.29% at December 31, 1997.

DELINQUENT LOANS:

                                                         March 31, 1998             December 31, 1997
                                               ---------------------------------------------------------
                                                                   (Amounts in Thousands)
TOTAL LOANS                                                         % of Loans                % of Loans
-----------                                                         ----------                ----------
Loans outstanding                                  $5,259,906                   $5,010,982
Loans delinquent:
     30 - 89 days                                  $  120,071          2.28%    $  112,300        2.24%
     90 days or more & still accruing                  70,074          1.33%        66,221        1.32%
                                               ---------------------------------------------------------
          Total delinquent loans                   $  190,145          3.61%    $  178,521        3.56%
                                               =========================================================
Nonaccrual loans                                   $    6,400           .12%    $    5,289         .11%
                                               =========================================================


CREDIT CARDS AND RELATED PLANS
------------------------------
Loans outstanding                                  $2,569,473                   $2,428,437
Loans delinquent:
     30 - 89 days                                  $   86,317          3.36%    $   89,902        3.70%
     90 days or more & still accruing                  63,936          2.49%        62,969        2.59%
                                               ---------------------------------------------------------
          Total delinquent loans                   $  150,253          5.85%    $  152,871        6.29%
                                               =========================================================
Nonaccrual loans                                           --            --             --          --
                                               =========================================================

The Company's policy is to charge off credit card and related loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $38.9 million for the three months ended March 31, 1998 compared to $44.9 million for the same
period in 1997.   Net charge-offs as a percentage of average loans were .76% for the three months ended March 31, 1998 compared to .88% for the same period last year. The allowance as a percentage of loans increased to 2.27% as of March 31, 1998 compared to 2.14% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.


ALLOWANCE FOR LOAN LOSSES:

                                                                         For the Three Months Ended March 31,
                                                                       1998                               1997
                                                              --------------------------------------------------
                                                                                (Amounts in Thousands)
BALANCE AT JANUARY 1                                                 $128,990                           $104,812
Reduction due to sales of loans                                        (8,990)                                --
Provision for loan losses                                              38,140                             49,583

Loans charged off:
     Credit cards and related plans                                   (45,499)                           (49,077)
     All other loans                                                   (1,351)                            (1,995)
Loans recovered:
     Credit cards and related plans                                     7,343                              5,690
     All other loans                                                      593                                484
                                                              ---------------                     --------------
Total net charge-offs                                                 (38,914)                           (44,898)
                                                              ---------------                     --------------
BALANCE AT MARCH 31                                                  $119,226                           $109,497
                                                              ===============                     ==============
Allowance as a percentage
   of loans                                                              2.27%                              2.14%
Total net charge-offs as a percentage
   of average loans                                                      0.76%                               .88%

CAPITAL RESOURCES
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company and its bank subsidiaries to maintain minimum total risk-based capital (as defined in the regulations) of 8%, Tier 1 risk-based capital (as defined) of 4%, and Tier 1 leverage capital (as defined) of 4%. As of March 31, 1998, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the well capitalized category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $19 million in capital notes outstanding as of March 31, 1998 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

LIQUIDITY MANAGEMENT
--------------------

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company's Asset/Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources.

Domestic retail deposits are used as the primary source of funding for all banking subsidiaries. In order to maintain flexibility and diversity in liquidity management the Company also has access to a variety of other funding sources. These other sources include securities sold under repurchase agreements, federal funds purchased, securitization, other short-term and long-term debt, and subordinated capital notes. The parent company's cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At March 31, 1998 and 1997, $655 million and $200 million, respectively, of the Company's managed credit card portfolio was securitized. In addition, in April 1998 the Company purchased credit card loan portfolios totaling $275 million. At March 31, 1998, the parent company had $19 million outstanding under a syndicated revolving credit facility reflected in other borrowings. As part of this syndicated credit facility arranged for the parent company, a $150 million revolving credit facility for the Bank is also available for general liquidity purposes.

INTEREST RATE RISK MANAGEMENT
-----------------------------

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at March 31, 1998, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

The Company has established guidelines that limit the acceptable potential change in net interest margin and net income under these interest rate and balance sheet scenarios. Given the minimal potential for significant risk exposure relating to potential losses in future earnings, fair values or cash flows of interest-rate-sensitive instruments illustrated by the simulations, the Company does not engage in derivative transactions such as hedges, swaps, or futures.

Interest Rate Sensitivity Gap Analysis:
The Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.


PART II.  OTHER INFORMATION

Items 1,2,3,4,
 and 5:             Not applicable or negative response.

Item 6(a): Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Parent Company (previously filed as Exhibits to form 10-Q filed with the Securities and Exchange Commission by the Company on June 30, 1997) is incorporated herein by reference.

                    Fiscal and Paying Agency Agreement entered into in connection with the issuance of $75 million of Subordinated Notes by First National Bank of Omaha (the "Bank") dated December 7, 1995 between the Bank as "Issuer" and the Bank as "Fiscal and Paying Agent" incorporated by reference to the Company's Report on Form 8-K, filed December 12, 1995.

                    Deferred Compensation and Consultative Services Agreement between the Bank and John R. Lauritzen and Amendment to Deferred Compensation and Consultative Services Agreement between the Bank and John R. Lauritzen, incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                    Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner and Amendment to Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner, incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                    First National of Nebraska Senior Management Long Term Incentive Plan, incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                    Management Incentive Plan, incorporated by reference to
                    Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                    Amended Split Dollar Agreement between the Bank, F. Phillips Giltner, and First National Bank of Omaha, as Trustee of the
                    F. Phillips Giltner Irrevocable Insurance Trust, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                    Employment Contract between the Parent Company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.


Item 6(b):          Not applicable or negative response.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST NATIONAL OF NEBRASKA, INC.



                             By
                                    ------------------------------
                                    Dennis A. O'Neal
                                    Executive Vice President and Treasurer,
                                    Principal Financial Officer

Date:
     -------------------