Form 10-Q
period 1998-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 1998-08-13
CIK 36725

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1998, or



     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to               .
                                        ------------  ---------------



                          Commission file number 03502



                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nebraska                                       47-0523079
------------------------------------------          ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   One First National Center Omaha, NE                         68102
------------------------------------------          ----------------------------
 (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code         (402) 341-0500
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


As of August 8, 1998, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 335,000.

Part I. Item 1.  Financial Statements

                        FIRST NATIONAL OF NEBRASKA, INC.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                        June 30,               December 31,
                                                                                                 1998                   1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In Thousands)
Cash and due from banks                                                                    $    426,780             $    428,832
Federal funds sold and other short-term investments                                             212,015                  327,010
---------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                       638,795                  755,842

Securities available-for-sale (amortized cost $289,406,000 and $378,714,000)                    291,322                  381,337
Securities held-to-maturity (fair value $761,964,000 and $874,646,000)                          760,428                  872,907

Loans                                                                                         5,566,793                5,010,982
     Less:  Allowance for loan losses                                                           124,300                  128,990
            Unearned income                                                                      14,076                   13,380
---------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                           5,428,417                4,868,612

Premises and equipment, net                                                                     138,709                  129,163
Other assets                                                                                    338,072                  324,160

---------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                    $  7,595,743             $  7,332,021
=================================================================================================================================

Liabilities and Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------

Deposits:
     Noninterest-bearing                                                                   $    880,479             $    842,195
     Interest-bearing                                                                         5,767,211                5,558,850
---------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                      6,647,690                6,401,045

Federal funds purchased and securities sold under repurchase agreements                         166,803                  217,891
Other liabilities                                                                                98,225                   80,530
Other borrowings                                                                                 39,221                   28,446
Capital notes                                                                                    93,458                   94,052
---------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                  7,045,397                6,821,964

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          335,000 shares issued and outstanding                                                   1,675                    1,675
     Additional paid-in capital                                                                   2,515                    2,515
     Retained earnings                                                                          544,935                  504,184
     Net unrealized appreciation on available-for-sale securities,
          net of tax                                                                              1,221                    1,683
---------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                            550,346                  510,057
---------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                       $  7,595,743             $  7,332,021
=================================================================================================================================


See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------

                                                                 Quarter Ended June 30,               Six Months Ended June 30,
                                                               1998                 1997               1998               1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                       (In Thousands, Except Share and Per Share Data)
Interest income:
     Interest and fees on loans and lease financing       $    193,439         $     185,063       $    367,780      $     367,442
     Interest on securities:
          Taxable interest income                               16,209                15,643             34,073             29,177
          Nontaxable interest income                               228                   246                443                507
     Interest on federal funds sold
          and other short-term investments                       2,919                 2,039              6,797              5,201
------------------------------------------------------------------------------------------------------------------------------------

              Total interest income                            212,795               202,991            409,093            402,327
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                       76,097                70,104            150,488            138,151
     Interest on commercial paper and
          commercial paper based borrowings                         --                 3,907                 --              7,767
     Interest on federal funds purchased and
          securities sold under repurchase agreements            2,362                 1,986              4,232              3,544
     Interest on other borrowings and capital notes              2,507                 2,026              4,955              4,025
------------------------------------------------------------------------------------------------------------------------------------

               Total interest expense                           80,966                78,023            159,675            153,487
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                            131,829               124,968            249,418            248,840
Provision for loan losses                                       39,489                47,309             77,629             96,892
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses             92,340                77,659            171,789            151,948

Noninterest income:
     Processing services                                        35,949                29,899             67,904             53,120
     Deposit services                                            6,281                 5,917             12,049             11,427
     Trust and investment services                               5,565                 4,896             11,402              9,863
     Commissions                                                 2,707                 2,329             10,435              8,811
     Gain on sales of loans                                      2,924                   --               6,873                --
     Miscellaneous                                               6,913                 7,625             33,216             14,553
------------------------------------------------------------------------------------------------------------------------------------

               Total noninterest income                         60,339                50,666            141,879             97,774
------------------------------------------------------------------------------------------------------------------------------------


Noninterest expense:
     Salaries and employee benefits                             43,980                37,453             89,058             76,218
     Communications and supplies                                 9,742                13,264             33,562             27,838
     Loan services purchased                                    10,003                 8,734             19,008             16,669
     Purchased processing                                        8,121                 5,670             13,951             10,958
     Net occupancy expense of premises                           7,546                 4,878             14,714             10,633
     Equipment rentals, depreciation and maintenance             9,401                 7,213             17,633             14,263
     Other professional services purchased                      13,041                12,166             25,354             23,247
     Miscellaneous                                               8,756                 6,500             17,848             12,111
------------------------------------------------------------------------------------------------------------------------------------

               Total noninterest expense                       110,590                95,878            231,128            191,937
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                      42,089                32,447             82,540             57,785

Income tax expense(benefit):
     Current                                                    16,289                12,958             32,688             25,707
     Deferred                                                      (18)                 (352)               308             (2,232)
------------------------------------------------------------------------------------------------------------------------------------

               Total income tax expense                         16,271                12,606             32,996             23,475
------------------------------------------------------------------------------------------------------------------------------------

Net income                                               $      25,818        $       19,841      $      49,544     $       34,310
====================================================================================================================================

Average number of common shares outstanding                    335,000               346,250            335,000            346,507
====================================================================================================================================

Net income per common share                              $       77.07        $        57.30      $      147.89     $        99.02
====================================================================================================================================

Cash dividends declared per common share                 $       17.50        $        16.88      $       26.25     $        25.32
====================================================================================================================================



See notes to consolidated financial statements.

                        FIRST NATIONAL OF NEBRASKA, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended June 30,
                                                                                               1998                1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                            $    49,544        $    34,310
          Adjustments to reconcile net income to net cash
          flows from operating activities:
               Provision for loan losses                                                        77,629             96,892
               Depreciation and amortization                                                    21,684             19,500
               Amortization of interest only strip                                               9,460                 --
               Provision for deferred taxes                                                        308             (2,232)
               Origination of mortgage loans for resale                                        (50,739)           (18,547)
               Proceeds from the sale of mortgage loans for resale                              49,018             14,580
               Gain on sales of loans                                                           (6,873)                --
               Other asset and liability activity, net                                          19,479                326
-----------------------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                                  169,510            144,829

CASH FLOWS FROM INVESTING ACTIVITIES
          Maturities and sales of securities available-for-sale                                119,025             81,530
          Purchases of securities available-for-sale                                           (30,087)          (135,268)
          Maturities of securities held-to-maturity                                            244,968             87,129
          Purchases of securities held-to-maturity                                            (132,348)          (175,753)
          Net change in loans, excluding purchases                                            (312,796)           199,608
          Purchase of loan portfolios                                                         (357,534)          (291,460)
          Purchases of premises and equipment, net                                             (15,543)           (14,157)
          Other, net                                                                               814              1,223
-----------------------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                                 (483,501)          (247,148)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                                               246,645            161,519
          Net change in federal funds purchased and
               securities sold under repurchase agreements                                     (51,088)             5,462
          Issuance of other borrowings and capital notes                                        48,903             75,062
          Principal repayments of other borrowings
               and capital notes                                                               (38,722)           (27,753)
          Net change in commercial paper and
               commercial paper based borrowings                                                    --            (16,054)
          Repurchase of common stock                                                                --            (42,361)
          Cash dividends paid                                                                   (8,794)            (8,780)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                                  196,944            147,095
-----------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       (117,047)            44,776

Cash and cash equivalents at beginning of period                                               755,842            674,914
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $  638,795         $  719,690
=============================================================================================================================
Cash paid during the period for:
     Interest                                                                               $  160,364         $  149,847
     Income taxes                                                                           $   31,195         $   22,110
=============================================================================================================================


See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

Note B:  Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C:  Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized holding gains and losses on available-for-sale securities. For the six months ended June 30, 1998, total comprehensive income was $49 million which includes net income of $49.5 million less the reduction in net unrealized holding gains on available-for-sale securities of $462,000.

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies, and actions of governments. Any changes in such assumptions or factors could produce different results.

Year 2000
---------

The Company has implemented a company-wide program to prepare its computer systems for the Year 2000. This program follows the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC guidelines set forth expectations for the development and implementation of written testing strategies and plans applicable to internal systems and for use in evaluating Year 2000 readiness of external parties. The FFIEC guidelines also identify key milestones for the completion of Year 2000 implementation testing. These milestones establish June 30, 1999 as the date testing of mission critical systems should be complete and implementation should be substantially complete. Currently, the Company is meeting the key milestones established by the FFIEC guidelines by completion of its written testing strategies and plans.

As part of the Company's Year 2000 preparation, it is reviewing vendors, customers, third party processors and other external parties with whom it conducts business for Year 2000 readiness. The Company is also developing contingency plans, where feasible, should system failure occur with internal systems or external parties. Even with the Company's dedication to preparation for Year 2000 readiness, it is unable to completely assess the degree to which it is susceptible to potential problems and it is unable to fully quantify possible losses that may be associated with external parties.

The Company does not anticipate the overall costs to identify and remedy Year 2000 issues to have a material financial impact on the Company in any single year. A major portion of these costs will be met from existing resources through reprioritization of technology development initiatives.

Results of Operations
---------------------

Overview:
Net income for the quarter ending June 30, 1998 was $25.8 million, or $77.07 per common share, increasing 30.1% from $19.8 million, or $57.30 per common share for the same period in 1997. Net income for the six months ending June 30, 1998 was $49.5 million, or $147.89 per common share, increasing 44.4% from $34.3 million, or $99.02 per common share for the same period in 1997. These favorable increases relate primarily to decreases in the provision for loan losses as compared to the same periods in the prior year and the recognition of income related to the settlement of litigation in the first quarter of 1998.

Net interest income:
The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. For the quarter ended June 30, 1998, net interest income increased $6.9 million or 5.5% to $131.8 million compared to $125 million for the same period in 1997 primarily due to increased loans and securities outstanding, net of increased interest-bearing liabilities as compared to the same period last year. For the six months ended June 30, 1998, net interest income was $249.4 million compared to $248.8 million for the same period in 1997 due to an increase in net interest earning assets offset by a decrease in the net yield related to increased credit card loan sales.

Provision for loan losses:
On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended June 30, 1998, the provision for loan losses decreased $7.8 million or 16.5% to $39.5 million compared to $47.3 million for the same period in 1997. For the six months ended June 30, 1998, the provision for loan losses decreased $19.3 million or 19.9% to $77.6 million compared to $96.9 million for the same period in 1997. These decreases are primarily due to increased credit card loan sales and decreased net charge-off activity on total loans compared to the same periods last year. However, the credit card industry continues to experience high consumer debt levels and other unfavorable consumer credit conditions resulting in high levels of delinquencies and charge-offs.

Noninterest income:
For the quarter ended June 30, 1998, noninterest income increased $9.7 million or 19.1% to $60.3 million compared to the same period in 1997. For the six months ended June 30, 1998, noninterest income increased $44.1 million or 45.1% to $141.9 million compared to the same period in 1997. This increase is primarily attributable to the increase in miscellaneous income which largely reflects the settlement of litigation in the first quarter. A portion of this increase was also due to processing services income increasing by 20.2% for the quarter and 27.8% for the six months ended June 30, 1998 resulting from the growth in credit card loan servicing net of interest only strip amortization. Income related to trust and investment services and commissions increased generally as a result of growth in the Company's customer base. Noninterest income also includes gains recorded on sales of loans of $2.9 million for the quarter and $6.9 million for the six months ended June 30, 1998.

Noninterest expense:
For the quarter ended June 30, 1998, noninterest expense increased $14.7 million or 15.3% to $110.6 million compared to the same period in 1997. For the six months ended June 30, 1998, noninterest expense increased $39.2 million or 20.4% to $231.1 million compared to the same period in 1997. A portion of the increase in noninterest expense is due to salaries and employee benefits which increased 17.4% for the quarter and 16.8% for the six months ended June 30, 1998 and relates to overall Company growth. Additionally, for the six months ended June 30, 1998, communications and supplies expense increased 20.6% from the same period last year primarily due to increased advertising expenses. Increases in remaining expense categories for purchased processing, loan services, net occupancy and equipment expenses, other professional services and miscellaneous expenses also relate to general Company growth including increased processing volumes and continued investments in technology. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.

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

The consumer credit industry continues to experience historically high levels of delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience high net charge-off and delinquency rates. Although net charge-offs as a percentage of average total loans have improved during the first six months of 1998 compared to the same six months last year, the Company cannot predict whether this downward trend in total net charge-off activity will continue. Selected segments of consumers may continue to experience declines in credit quality which could result in continued unfavorable net charge-off and delinquency rates. Management continues to evaluate credit standards and monitor consumer behavior.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.79% at June 30, 1998 compared with 3.56% at December 31, 1997. The delinquency rate as a percentage of total credit cards loans and related plans was 6.05% at June 30, 1998 compared to 6.26% at December 31, 1997.


Delinquent Loans:

                                                                 June 30, 1998                         December 31, 1997
                                                  ----------------------------------------------------------------------------------
                                                                                (Amounts in Thousands)
Total Loans                                                                % of Loans                                 % of Loans
-----------                                                              ---------------                            ----------------
Loans outstanding                                    $5,566,793                                 $5,010,982
Loans delinquent:
     30 - 89 days                                      $139,629               2.51%               $112,300                 2.24%
     90 days or more & still accruing                    71,512               1.28%                 66,221                 1.32%
                                                  -------------------------------------     --------------------------------------
          Total delinquent loans                       $211,141               3.79%               $178,521                 3.56%
                                                  =====================================     ======================================
Nonaccrual loans                                         $9,382                .17%                 $5,289                  .11%
                                                  =====================================     ======================================

Credit Cards and Related Plans
------------------------------

Loans outstanding                                    $2,791,404                                 $2,442,527
Loans delinquent:
     30 - 89 days                                      $103,912               3.72%                $89,902                 3.68%
     90 days or more & still accruing                    65,134               2.33%                 62,969                 2.58%
                                                  -------------------------------------     --------------------------------------
          Total delinquent loans                       $169,046               6.05%               $152,871                 6.26%
                                                  =====================================     ======================================
Nonaccrual loans                                          --                    --                   --                      --
                                                  =====================================     ======================================


The Company's policy is to charge off credit card and related plans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $85.1 million for the six months ended June 30, 1998 compared to $95 million for the same period in 1997. Net charge-offs as a percentage of average total loans were 1.61% for the six months ended June 30, 1998 compared to 1.85% for the same period last year. The allowance as a percentage of loans decreased to 2.23% as of June 30, 1998 compared to 2.32% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:
                                               For the Six Months Ended June 30,
                                                    1998               1997
                                              ----------------------------------
                                                    (Amounts in Thousands)

Balance at January 1                             $ 128,990           $ 104,812
Addition due to acquisitions                        11,771              10,862
Reduction due to sales of loans                     (8,990)               --
Provision for loan losses                           77,629              96,892

Loans charged off:
     Credit cards and related plans                (99,026)           (104,127)
     All other loans                                (2,390)             (4,002)
Loans recovered:
     Credit cards and related plans                 15,157              11,828
     All other loans                                 1,159               1,252
                                              -------------        -------------
Total net charge-offs                              (85,100)            (95,049)

                                              -------------        -------------
Balance at June 30                               $ 124,300           $ 117,517
                                              =============        =============
Allowance as a percentage
   of loans                                           2.23%               2.32%
Total net charge-offs as a percentage
   of average total loans                             1.61%               1.85%

Capital Resources
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of June 30, 1998, the most recent notification from the OCC categorized the Company's banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since that notification that management believes have changed the institution's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the "well capitalized" category.

In 1995, First National Bank of Omaha issued $75 million of 15 year subordinated capital notes. These subordinated capital notes, along with $18 million in capital notes outstanding as of June 30, 1998 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

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

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At June 30, 1998 and 1997, $655 million and $620 million, respectively, of the Company's managed credit card portfolio was securitized. In addition, during the quarter ended June 30, 1998, the Company purchased credit card loan portfolios totaling $329 million. At June 30, 1998, the parent company had $19 million outstanding under a syndicated revolving credit facility reflected in other borrowings. As part of this syndicated credit facility arranged for the parent company, a $150 million revolving credit facility for the Bank is also available for general liquidity purposes.

Part I. Item 3. Market Risk

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at June 30, 1998, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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


Part II. Other Information

Items 1, 2 and 3:         Not applicable or negative response.

Item 4:                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                          The annual meeting of Company's stockholders was held on June 17, 1998 for the purpose of electing two directors for terms of three years. Proxies for the meeting were solicited pursuant to Sections 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation for the elected directors was as follows:

                                 Shares        Shares        Shares
                                 Voted         Voted         Voted
                                 "FOR"        "AGAINST"     "ABSTAIN"

    Bruce R. Lauritzen           317,167          0            66

    Charles R. Walker            317,167          0            66

Item 5:                 OTHER INFORMATION.

                        The proxy for the 1999 annual meeting of shareholders will confer discretionary authority on the Board of Directors to vote on any matter proposed by any shareholder for consideration at the meeting if the Company did not receive written notice of the matter from the proponent on or before March 31, 1999. Such notice must be submitted in writing and mailed by certified mail to the Secretary of the Company, One First National Center, Omaha, Nebraska 68102.

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



                                   FIRST NATIONAL OF NEBRASKA, INC.



                                   By  Dennis A. O'Neal
                                       ---------------------------------------
                                       Dennis A. O'Neal
                                       Executive Vice President and Treasurer,
                                       Principal Financial Officer
Date: August 10, 1998
      -----------------------