Form 10-Q
period 1998-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 1998-11-12
CIK 36725

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1998, or



    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________.


                         Commission file number 03502



                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                    Nebraska                                 47-0523079
-----------------------------------------------------   ------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)




       One First National Center Omaha, NE                     68102
-----------------------------------------------------   ------------------------
    (Address of principal executive offices)                 (Zip Code)





Registrant's telephone number, including area code          (402) 341-0500
                                                        ------------------------



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



As of November 6, 1998, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 335,000.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             FIRST NATIONAL OF NEBRASKA, INC.
                                      Consolidated Statements of Financial Condition
                                                      (Unaudited)

---------------------------------------------------------------------------------------------------------------
Assets                                                                        September 30,        December 31,
                                                                                  1998                1997
---------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)
Cash and due from banks                                                   $     339,409           $   428,832
Federal funds sold and other short-term investments                             150,303               327,010
--------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                       489,712               755,842

Securities available-for-sale (amortized cost $772,430,000 and
          $378,714,000)                                                         778,511               381,337
Securities held-to-maturity (fair value $528,968,000 and $874,646,000)          525,089               872,907

Loans                                                                         5,627,023             5,010,982
     Less:  Allowance for loan losses                                           117,826               128,990
            Unearned income                                                      14,021                13,380
--------------------------------------------------------------------------------------------------------------
          Net loans                                                           5,495,176             4,868,612

Premises and equipment, net                                                     140,015               129,163
Other assets                                                                    327,336               324,160
--------------------------------------------------------------------------------------------------------------
          Total assets                                                    $   7,755,839           $ 7,332,021
==============================================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing                                                  $     793,693           $   842,195
     Interest-bearing                                                         5,942,088             5,558,850
--------------------------------------------------------------------------------------------------------------
          Total deposits                                                      6,735,781             6,401,045

Federal funds purchased and securities sold under repurchase agreements         228,076               217,891
Other liabilities                                                               103,628                80,530
Other borrowings                                                                 22,362                28,446
Capital notes                                                                    92,963                94,052
--------------------------------------------------------------------------------------------------------------
          Total liabilities                                                   7,182,810             6,821,964

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          335,000 shares issued and outstanding                                   1,675                 1,675
     Additional paid-in capital                                                   2,515                 2,515
     Retained earnings                                                          564,968               504,184
     Net unrealized appreciation on available-for-sale securities,
          net of tax                                                              3,871                 1,683
--------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                            573,029               510,057
--------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                      $   7,755,839           $ 7,332,021
==============================================================================================================

See notes to consolidated financial statements.

                                                         FIRST NATIONAL OF NEBRASKA, INC.
                                                        Consolidated Statements of Income
                                                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended September 30,       Nine Months Ended September 30,
                                                                1998             1997             1998              1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands, Except Share and Per Share Data)
Interest income:
     Interest and fees on loans and lease financing        $  196,240       $   182,532   $     564,020    $      549,974
     Interest on securities:
          Taxable interest income                              15,669            16,750          49,742            45,927
          Nontaxable interest income                              202               297             645               804
     Interest on federal funds sold
          and other short-term investments                      3,161             4,403           9,958             9,604
-------------------------------------------------------------------------------------------------------------------------------
              Total interest income                           215,272           203,982         624,365           606,309
-------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                      78,201            73,039         228,689           211,190
     Interest on commercial paper and commercial paper
          based borrowings                                         --             4,053              --            11,819
     Interest on federal funds purchased and securities
          sold under repurchase agreements                      1,996             2,119           6,228             5,663
     Interest on other borrowings and capital notes             2,433             2,858           7,388             6,883
-------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                          82,630            82,069         242,305           235,555
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           132,642           121,913         382,060           370,754

Provision for loan losses                                      41,815            44,313         119,444           141,205
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            90,827            77,600         262,616           229,549

Noninterest income:
     Processing services                                       38,614            36,510         106,518            89,630
     Deposit services                                           6,475             5,973          18,524            17,400
     Trust and investment services                              5,506             5,776          16,908            15,638
     Commissions                                                1,133             2,374          11,568            11,185
     Gain on sales of loans                                       900               --            7,773               --
     Miscellaneous                                              9,724             8,371          42,940            22,924
-------------------------------------------------------------------------------------------------------------------------------
               Total noninterest income                        62,352            59,004         204,231           156,777
-------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and employee benefits                            45,401            39,392         134,459           115,610
     Communications and supplies                               12,039            13,630          45,601            41,468
     Loan services purchased                                   11,424             8,710          30,432            25,379
     Purchased processing                                       7,696             7,960          21,647            18,918
     Net occupancy expense of premises                          8,081             5,890          22,795            16,523
     Equipment rentals, depreciation and maintenance            9,435             7,464          27,068            21,727
     Other professional services purchased                     12,628            12,519          37,982            35,766
     Miscellaneous                                              9,727             7,870          27,575            19,981
-------------------------------------------------------------------------------------------------------------------------------
               Total noninterest expense                      116,431           103,435         347,559           295,372
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     36,748            33,169         119,288            90,954

Income tax expense(benefit):
     Current                                                   12,904            10,812          45,592            36,519
     Deferred                                                     880             2,030           1,188              (202)
-------------------------------------------------------------------------------------------------------------------------------
               Total income tax expense                        13,784            12,842          46,780            36,317
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $   22,964       $    20,327   $      72,508    $       54,637
===============================================================================================================================
Average number of common shares outstanding                   335,000           335,000         335,000           342,629
===============================================================================================================================
Net income per common share                                $    68.55       $     60.68   $      216.44    $       159.46
===============================================================================================================================
Cash dividends declared per common share                   $     8.75       $      8.44   $       35.00    $        33.76
===============================================================================================================================

See notes to consolidated financial statements.

                                            FIRST NATIONAL OF NEBRASKA, INC.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended September 30,
                                                                                    1998              1997
---------------------------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                $    72,508      $      54,637
       Adjustments to reconcile net income to net cash
       flows from operating activities:
          Provision for loan losses                                                119,444            141,205
          Depreciation and amortization                                             31,812             30,315
          Amortization of interest only strip                                        9,460                 --
          Provision for deferred taxes                                               1,188               (202)
          Origination of mortgage loans for resale                                (100,305)           (29,380)
          Proceeds from the sale of mortgage loans for resale                       84,633             28,129
          Gain on sales of loans                                                    (7,773)                --
          Other asset and liability activity, net                                   31,058             (6,871)
---------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                      242,025            217,833

CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisition, net of cash received                                           (855)                --
          Maturities and sales of securities available-for-sale                    143,088            149,052
          Purchases of securities available-for-sale                              (533,563)          (296,536)
          Maturities of securities held-to-maturity                                517,797            188,042
          Purchases of securities held-to-maturity                                (170,330)          (241,046)
          Net change in loans, excluding purchases                                (386,780)            65,878
          Purchase of loan portfolios                                             (379,648)          (288,998)
          Purchases of premises and equipment, net                                 (25,582)           (23,441)
          Other, net                                                                 2,043              1,523
---------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                     (833,830)          (445,526)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                                   334,736            339,434
          Net change in federal funds purchased and
               securities sold under repurchase agreements                          10,186             (4,629)
          Issuance of other borrowings and capital notes                            63,748            107,111
          Principal repayments of other borrowings
               and capital notes                                                   (71,270)           (68,760)
          Net change in commercial paper and
               commercial paper based borrowings                                        --            (19,184)
          Repurchase of common stock                                                    --            (42,361)
          Cash dividends paid                                                      (11,725)           (11,608)
----------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                      325,675            300,003
----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           (266,130)            72,310

Cash and cash equivalents at beginning of period                                   755,842            674,914
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $   489,712      $     747,224
=================================================================================================================
Cash paid during the period for:
     Interest                                                                  $   241,988      $     229,177
     Income taxes                                                              $    43,707      $      35,784
==================================================================================================================

See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1998

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these consolidated financial statements.

Note B:  Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C:  Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. For the nine months ended September 30, 1998, total comprehensive income was $74.7 million which includes net income of $72.5 million plus the increase in net unrealized appreciation of available-for-sale securities of $2.2 million.

Note D: New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative (including certain derivatives embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but it may be implemented earlier at a company's election. A company must also implement the statement as of the beginning of any quarter and it can not be applied retroactively to financial statements of prior periods. SFAS No. 133 must be applied to (a) derivatives and (b) certain derivatives embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company currently has no derivatives that would materially impact its financial statements. The Company has not determined the timing or method of adoption for this statement.

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

Results of Operations
---------------------

Overview:
Net income for the quarter ended September 30, 1998 was $23 million, or $68.55 per common share, increasing 13% from $20.3 million, or $60.68 per common share for the same period in 1997. This favorable increase for the third quarter relates primarily to increases in net interest income offset by increases in noninterest expense compared to the same period last year. Net income for the nine months ended September 30, 1998 was $72.5 million, or $216.44 per common share, increasing 32.7% from $54.6 million, or $159.46 per common share for the same period in 1997. This favorable increase for the nine months ended September 30, 1998 relates primarily to increases in net interest income, decreases in the provision for loan losses and the recognition of income related to the settlement of litigation in the first quarter of 1998. These favorable variances for the nine months ended September 30, 1998 were offset by increases in noninterest expense generally due to Company growth.

Net interest income:
The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. For the quarter ended September 30, 1998, net interest income increased $10.7 million or 8.8% to $132.6 million compared to $121.9 million for the same period in 1997 primarily due to an increase in net earning assets. For the nine months ended September 30, 1998, net interest income was $382.1 million compared to $370.8 million for the same period in 1997 due to an increase in net interest earning assets offset by a decrease in net yields.

Provision for loan losses:
On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended September 30, 1998, the provision for loan losses decreased $2.5 million or 5.6% to $41.8 million compared to $44.3 million for the same period in 1997. For the nine months ended September 30, 1998, the provision for loan losses decreased $21.8 million or 15.4% to $119.4 million compared to $141.2 million for the same period in 1997. These decreases are primarily due to increased credit card loan sales and decreased net charge-off activity on total loans compared to the same periods last year. However, the credit card industry continues to experience high consumer debt levels and other unfavorable consumer credit conditions resulting in high levels of delinquencies and charge-offs.

Noninterest income:
For the quarter ended September 30, 1998, noninterest income increased $3.3 million or 5.7% to $62.4 million compared to $59 million for the same period in 1997. For the nine months ended September 30, 1998, noninterest income increased $47.5 million or 30.3% to $204.2 million compared to $156.8 million for the same period in 1997. This increase for the nine months ended September 30, 1998 is primarily attributable to the increase in miscellaneous income which largely reflects the settlement of litigation in the first quarter. A portion of this increase was also due to processing services income increasing by 5.8% for the quarter and 18.8% for the nine months ended September 30, 1998 resulting primarily from the growth in credit card loan servicing. Noninterest income also includes gains recorded on sales of loans of $900,000 for the quarter ended September 30, 1998 and $7.8 million for the nine months ended September 30, 1998.

Noninterest expense:
For the quarter ended September 30, 1998, noninterest expense increased $13 million or 12.6% to $116.4 million compared to $103.4 million for the same period in 1997. For the nine months ended September 30, 1998, noninterest expense increased $52.2 million or 17.7% to $347.6 million compared to $295.4 million for the same period in 1997. A majority of the increase in noninterest expense is due to salaries and employee benefits which increased 15.3% for the quarter ended and 16.3% for the nine months ended September 30, 1998 and relates to overall Company growth. Net occupancy expenses for premises and equipment rentals, depreciation and maintenance expenses also increased 37.2% and 26.4% respectively for the quarter ended and 38% and 24.6% respectively for the nine months ended September 30, 1998 as a result of Company growth. Additionally, loan services purchased increased 31.2% for the quarter ended and 19.9% for the nine months ended September 30, 1998 primarily due to increased collection efforts and the resulting increase in collection commissions paid. Purchased processing expenses and miscellaneous expenses increased 14.4% and 38% respectively, for the nine months ended September 30, 1998 largely due to expenses incurred related to credit card loan portfolio purchases during 1998. Management continues to focus on expense control in their operating decisions to improve the efficiencies of the Company.

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

The consumer credit industry continues to experience high levels of delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience high net charge-off and delinquency rates. Although net charge-offs as a percentage of average total loans have improved during the first nine months of 1998 compared to the same nine months last year, the Company cannot predict whether this downward trend in total net charge-off activity will continue. Selected segments of consumers may continue to experience declines in credit quality which could result in continued unfavorable net charge-off and delinquency rates. Management continues to evaluate credit standards and monitor consumer behavior.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.44% at September 30, 1998 compared with 3.56% at December 31, 1997. The delinquency rate as a percentage of total credit cards loans and related plans was 5.99% at September 30, 1998 compared to 6.26% at December 31, 1997.


Delinquent Loans:
                                                    September 30, 1998             December 31, 1997
                                          ---------------------------------------------------------------------
                                                                  (Amounts in Thousands)
Total Loans                                                 % of Loans                      % of Loans
-----------                                                -------------                  --------------
Loans outstanding                          $5,627,023                      $5,010,982
Loans delinquent:
     30 - 89 days                            $120,642          2.14%         $112,300          2.24%
     90 days or more & still accruing          73,164          1.30%           66,221          1.32%
                                          -----------------------------   ------------------------------
          Total delinquent loans             $193,806          3.44%         $178,521          3.56%
                                          =============================   ==============================
Nonaccrual loans                               $5,869           .10%           $5,289           .11%
                                          =============================   ==============================

Credit Cards and Related Plans
------------------------------
Loans outstanding                          $2,734,144                      $2,442,527
Loans delinquent:
     30 - 89 days                             $96,499          3.53%          $89,902          3.68%
     90 days or more & still accruing          67,153          2.46%           62,969          2.58%
                                          -----------------------------   ------------------------------
          Total delinquent loans             $163,652          5.99%         $152,871          6.26%
                                          =============================   ==============================
Nonaccrual loans                                --              --              --              --
                                          =============================   ==============================


The Company's policy is to charge off credit card and related plans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $134 million for the nine months ended September 30, 1998 compared to $141.4 million for the same period in 1997. Net charge-offs as a percentage of average total loans were 2.49% for the nine months ended September 30, 1998 compared to 2.76% for the same period last year. The allowance as a percentage of loans decreased to 2.09% as of September 30, 1998 compared to 2.24% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:
                                 For the Nine Months Ended September 30,
                                                  1998              1997
                                 ---------------------------------------------
                                                  (Amounts in Thousands)
Balance at January 1                            $128,990           $104,812
Addition due to acquisitions                      12,421             10,895
Reduction due to sales of loans                   (8,990)                --
Provision for loan losses                        119,444            141,205

Loans charged off:
     Credit cards and related plans             (155,606)          (154,959)
     All other loans                              (3,496)            (6,018)
Loans recovered:
     Credit cards and related plans               23,361             17,886
     All other loans                               1,702              1,699
                                           -----------------   ---------------
Total net charge-offs                           (134,039)          (141,392)

                                           -----------------   ---------------
Balance at September 30                         $117,826           $115,520
                                           =================   ===============
Allowance as a percentage
   of loans                                         2.09%              2.24%
Total net charge-offs as a percentage
   of average total loans                           2.49%              2.76%

Capital Resources
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. As of September 30, 1998, the most recent notification from the OCC categorized the Company's banking subsidiaries as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier 1 risk-based capital of 6%, and Tier 1 leverage capital of 5%. There are no conditions or events since this notification that management believes have changed the Company's category. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the "well capitalized" category.

In 1995, First National Bank of Omaha issued $75 million of 15 year subordinated capital notes. These subordinated capital notes, along with $18 million in capital notes outstanding as of September 30, 1998 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

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

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At September 30, 1998 and 1997, $655 million and $620 million, respectively, of the Company's managed credit card portfolio was securitized on a revolving basis. In addition, during the nine months ended September 30, 1998, the Company purchased credit card loan portfolios totaling $349 million. At September 30, 1998, the parent company had no balance outstanding under a $100 million syndicated revolving credit facility. As part of this syndicated credit facility arranged for the parent company, a $150 million revolving credit facility for the Bank is also available for general liquidity purposes. The Bank had no balance outstanding under this revolving credit facility at September 30, 1998.

Year 2000 Readiness
-------------------

The Company's State of Readiness. As is the case for most financial service
--------------------------------
companies that are heavily dependent on computer systems, the Year 2000 computer problem presents significant issues for the Company. Accordingly, the Company has established a Year 2000 Project Management Office (PMO) to monitor, evaluate and manage the risks, solutions and costs associated with Year 2000 issues. The PMO has developed a project plan for the Company and serves as a resource to assist the Company's various business units in assessment, remediation and testing for Year 2000 readiness. The PMO also monitors and incorporates into the Company's plans the numerous regulatory guidelines issued by the Federal Financial Institutions Examination Council. The Company's various business units have been examined and will be subject to ongoing examinations with regard to their Year 2000 readiness by appropriate regulatory authorities and internal auditors. The Company's Year 2000 project includes internal IT (information technology) systems, internal non-IT systems (such as microcontrollers in telephone, security and alarm equipment) and external services and systems that are necessary to carry on the Company's business.

The Company's Year 2000 Project includes four phases -- awareness, assessment, remediation and testing. Executive management of the Company reviews and approves these various phases of the project plan as they are completed.

 .   The Company considers the awareness phase of its Year 2000 Project to be substantially complete from an internal standpoint. Awareness efforts with regard to the Company's customers and vendors will be ongoing as circumstances dictate.

 .   The Company considers the assessment phase of its Year 2000 Project to be substantially complete for internal mission critical systems (IT and non-IT). Assessment of external services and systems has been dependent, in part, on vendor management surveys. The Company has substantially completed this survey process and has received a 100% response rate from mission critical vendors. The Company's assessment phase has also included a review of its business processes, with the goal being an identification of the Company's key operational tasks, risks and priorities for mission critical systems.

 .   The remediation phase of the Company's project includes the analysis, planning and actual remediation necessary to bring mission critical internal systems (both IT and non-IT) into a Year 2000 ready status. Remediation may include upgrading, renovating or replacing existing systems. Based on the current levels of remediation, the Company believes that this phase of its Year 2000 project will be substantially complete by December 31, 1998 with respect to internal mission critical systems. In limited situations, however, completion of remediation is dependent on the performance of third party vendors, which is not completely within the control of the Company.

 .   The testing phase of the Company's project involves various types of testing of internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. The Company has begun the testing phase of its project and to the extent feasible plans to substantially complete testing of mission critical systems and services by June 30, 1999.

As remediated and tested internal mission critical systems are brought into production, the Company plans to implement additional quality control management practices to avoid the re-introduction of Year 2000-related problems. This is important because normal operations and regulatory considerations may require that modifications continue to be made to the Company's systems in 1999. To some extent, therefore, all four phases of the Company's project will need to continue on an ongoing basis throughout 1999 and beyond.

The Costs to Address the Company's Year 2000 Issues. Through September 30, 1998,
---------------------------------------------------
cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $6 million. A significant portion of this estimated total includes the cost of existing staff that have been redeployed to the Year 2000 project from other technology development plans. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues. The Company estimates that remaining Year 2000 costs will total approximately $9 million and therefore, the total estimated Year 2000 Project costs from inception through completion should approximate $15 million.

The Risks of the Company's Year 2000 Issues. As is the case with many financial
-------------------------------------------
services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company's ability to serve its retail banking customers and its nationwide base of credit card customers could be directly affected. System failures could also directly affect the Company's ability to fulfill its service commitments to commercial customers. Many of the Company's commercial financial services are either dependent upon computerized data processing, or are financial data processing services in and of themselves. Some of these services include the Company's national credit card merchant processing business, commercial cash management services, financial institution data processing services, and marketing and support of financial software products. Year 2000 failures associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company's Year 2000 Project will include contingency plans for third party Year 2000 failures, there can be no assurances that mission critical third party vendors or other significant third parties (such as the telecommunications or utilities industries, the Federal Reserve System or national credit card associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 problems could also have a material adverse effect on the Company. Uncertainty prevents the Company from identifying any of these events as a reasonably likely worst case scenario or quantifying their financial impact in any reasonable manner. The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and, through its Year 2000 Project, will strive to minimize their impact.

The Company's Contingency Plans. The Company is in the process of developing
-------------------------------
contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company is developing plans designed to meet possible unusually high cash demands generated by the publicity concerning potential Year 2000 issues for financial institutions. The initial contingency planning process is expected to be substantially complete by December 31, 1998, although these plans will be subject to ongoing review and adjustment and, where feasible, additional testing. Contingency plans may well be limited or problematic for some systems or services because there may be no reasonable economic alternatives for these systems or services. There can be no assurance that contingency plans will fully mitigate Year 2000 problems.

The foregoing Year 2000 discussion contains forward-looking statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the remediation and testing of systems and are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware and the adequacy of and ability to implement contingency plans and similar uncertainties.

Item 3.   Market Risk

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at September 30, 1998, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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


Part II.  OTHER INFORMATION

Items 1, 2, 3 and 4.         Not applicable or negative response.

Item 5.                      OTHER INFORMATION.

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

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
                             Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Parent Company (previously filed as Exhibits to form 10-Q filed with the Securities and Exchange Commission by the Company on June 30, 1997) is incorporated herein by reference.

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


(b) Reports on Form 8-K
                             No reports on Form 8-K were filed during the quarter for which this report was filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST NATIONAL OF NEBRASKA, INC.



                                By       /s/ Dennis A. O'Neal
                                         ---------------------------------------
                                         Dennis A. O'Neal
                                         Executive Vice President and Treasurer,
                                         Principal Financial Officer
Date:     November 11, 1998
          -----------------