Form 10-K405
period 1998-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 1999-03-29
CIK 36725

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998, or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______ to  ______.


                          Commission file number 03502.


                        First National of Nebraska, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nebraska                                  47-0523079
-------------------------------------------        -----------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  One First National Center Omaha, NE                        68102
-------------------------------------------        -----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (402) 341-0500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
As of February 26, 1999, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $426,150,150.

The number of outstanding shares of the registrant's common stock, as of March 17, 1999 was 335,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Annual Report to Shareholders for fiscal year ended December 31, 1998 (Parts I and II).

Proxy statement of the registrant for the Company's 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission (Part III).

PART I


ITEM 1. BUSINESS.

THE COMPANY

First National of Nebraska, Inc. (the Parent Company) is a Nebraska-based interstate multi-bank holding company. It was organized in 1968 and owns or substantially owns all of the common stock of twelve banking subsidiaries located in Nebraska, Kansas, Colorado and South Dakota. The Company also has other nonbanking subsidiaries, which in the aggregate are not material.

First National of Nebraska, Inc. and subsidiaries (the Company) was one of the originators of the bank credit card industry and has 46 years experience in this business. Through banking subsidiaries, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the Midwest. At December 31, 1998, the Company was the eighteenth largest bank credit card issuer based on the amount of managed credit card loans outstanding. The Company performs credit card servicing activities on behalf of its affiliate banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its subsidiary banks.

The Company continues to make substantial investments in data processing technology for its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing and check processing. In 1998, the Company was ranked the ninth largest merchant credit card processor in the United States. It was also ranked among the top twenty largest automated clearinghouse processors in the country and is one of the largest check processors in its market area. Furthermore, the Company provides data processing services to 44 non-affiliated banks located in ten states.

BANKING SUBSIDIARIES

First National Bank of Omaha is a national banking association founded in 1863. First National Bank of Omaha and its five wholly-owned nonbanking subsidiaries (the Bank) had total assets as of December 31, 1998 in excess of $4.4 billion and is the largest bank headquartered in Nebraska. The Bank is engaged in general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado and other nearby states. The Bank offers time and demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including credit card, installment and home equity loans), agricultural, real estate and commercial loans. The Bank has branch locations in Omaha, Bellevue, Beatrice and David City, Nebraska.

In addition, the Company engages in general banking business through its ownership of the following banks. These banks offer complete banking services to retail, commercial, industrial and agricultural customers.


          Bank                                         Locations
--------------------------------------------------------------------------------
   The Bank in Boulder               Boulder, Longmont and Louisville, Colorado
                                     Broomfield, Colorado (opening May 1999)

   First National Bank               Fort Collins and Loveland, Colorado

   First National Bank of Kansas     Overland Park, Fairway and Olathe, Kansas

   First National Bank               North Platte, Alliance, Chadron, Gering and
                                     Scottsbluff, Nebraska

   First National Bank and Trust     Columbus and Norfolk, Nebraska
      Company of Columbus

          Bank                                         Locations
--------------------------------------------------------------------------------
   Union Colony Bank                     Greeley and Windsor, Colorado

   The Fremont National Bank and
     Trust Company                       Fremont, Nebraska

   Nebraska Trust Company, National
     Association                         Fremont, Nebraska

   Platte Valley State Bank &
     Trust Company                       Kearney, Nebraska

   First National Bank South Dakota      Yankton, South Dakota

   FNC Trust Group, National
     Association                         Boulder, Greeley and Loveland, Colorado


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

EMPLOYEES

The Company had 5,047 full-time equivalent employees as of December 31, 1998.

REGULATION

The Company is governed by various regulatory agencies. Bank holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the Federal Deposit Insurance Corporation (FDIC). The Company's banking subsidiaries include nine national banks and three state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by the state banking authorities.

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

The FDIC Improvement Act of 1991 (FDICIA) imposed a significant amount of regulation on the banking industry. One of the major provisions of this legislation established levels of capitalization with more scrutiny and restrictions placed on institutions with lower levels of capital. The legislation also includes regulations which relate to corrective regulatory action, audit and reporting requirements, standards of safety and soundness and various deposit insurance reforms.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company and its banking subsidiaries to maintain minimum total risk-based capital to risk-weighted assets (as defined in the regulations) of 8%, Tier 1 risk-based capital to risk-weighted assets (as defined) of 4% and Tier 1 capital to average assets (as defined) of 4%. As of December 31, 1998, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital to risk-weighted assets of 10%, Tier I risk-based capital to risk-weighted assets of 6% and Tier I capital to average assets of 5%. There are no conditions or events since that notification that management believes have changed the Company's category. For further discussion, see Note J in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

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

ADDITIONAL FINANCIAL INFORMATION

The following tables set forth statistical data, as specified by Guide 3, or are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998. Such data should be read in conjunction with the other financial statements and related notes with respect to the Company and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in the Annual Report. The information with respect to such tables should not be construed to imply any conclusion on the part of management that the results, causes or trends indicated therein will continue in the future.

SCHEDULE I.A. and I.B. - CONSOLIDATED AVERAGE BALANCE SHEETS/
INTEREST RATES AND DIFFERENTIAL

The following table presents the consolidated average balance sheets and an analysis of net interest earnings for the years 1996 through 1998(1):

----------------------------------------------------------------------------------------------------
                                                                               1998
----------------------------------------------------------------------------------------------------
(in thousands)
                                                               Average       Income/      Interest
                                                               Balances      Expense        Rate
                                                              ----------   -----------   -----------
Assets

Interest-Earning Assets:
     Loan and lease financing (2)                             $5,440,079   $  755,803      13.89%
     Taxable securities (3)                                    1,099,306       65,598       5.97%
     Nontaxable securities (3) (4)                                16,231        1,285       7.92%
     Federal funds sold and other short-term investments         245,792       13,320       5.42%
----------------------------------------------------------------------------------------------------
        Total interest-earning assets                          6,801,408      836,006      12.29%
Cash and due from banks                                          322,804           --         --
Other assets                                                     340,941           --         --
----------------------------------------------------------------------------------------------------
     Total assets                                             $7,465,153   $       --         --
====================================================================================================
Liabilities and Stockholders' Equity

Interest-Bearing Liabilities:
     Interest-bearing deposits                                $5,785,201   $  305,127       5.27%
     Federal funds purchased and securities sold under
         repurchase agreements                                   163,063        8,310       5.10%
     Commercial paper and commercial paper based borrowings           --           --         --
     Other borrowings and capital notes                          133,222        9,625       7.22%
----------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                     6,081,486      323,062       5.31%
Noninterest-bearing deposits                                     735,005           --         --
Other liabilities                                                 97,858           --         --
----------------------------------------------------------------------------------------------------
     Total liabilities                                         6,914,349           --         --
Total stockholders' equity                                       550,804           --         --
----------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity               $7,465,153   $       --         --
====================================================================================================
Net Interest Margin (5)                                       $       --   $  512,944       7.54%
====================================================================================================

(1) All significant intercompany balances have been eliminated in consolidation.

(2) Calculated net of unearned income. Non-accruing loans are included within the average loan and lease financing amount outstanding. No interest on these non-accruing loans is included within the loan and lease financing interest income amount. Loan fee income of $134.1 million, $115.8 million and $107 million are included for 1998, 1997 and 1996, respectively.

(3) Includes securities held-to-maturity and securities available-for-sale.

(4) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1998, 1997 and 1996.

(5) Reflects the effect of interest on nontaxable securities calculated on a taxable equivalent basis with a 35% marginal tax rate in 1998, 1997 and 1996.

----------------------------------------------------------------------------------------------------------------------------------
                                                                               1997                               1996
----------------------------------------------------------------------------------------------------------------------------------

                                                               Average      Income/    Interest    Average      Income/   Interest
                                                               Balances    Expense       Rate      Balances     Expense     Rate
                                                              ----------  ----------   --------  -----------  ---------  ---------
Assets

Interest-Earning Assets:
     Loan and lease financing (2)                             $5,122,678  $  735,638      14.36% $4,593,550   $  700,472    15.25%
     Taxable securities (3)                                    1,064,831      64,165       6.03%    918,315       54,295     5.91%
     Nontaxable securities (3) (4)                                18,370       1,594       8.68%     20,832        1,716     8.24%
     Federal funds sold and other short-term investments         260,968      14,268       5.47%    181,632        9,531     5.25%
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets                          6,466,847     815,665      12.61%  5,714,329      766,014    13.41%
Cash and due from banks                                          291,635          --         --     260,258           --       --
Other assets                                                     265,277          --         --     216,218           --       --
----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                             $7,023,759  $       --         --  $6,190,805   $       --       --
==================================================================================================================================
Liabilities and Stockholders' Equity

Interest-Bearing Liabilities:
     Interest-bearing deposits                                $5,305,636  $  286,226       5.39% $4,623,506   $  250,170     5.41%
     Federal funds purchased and securities sold under
         repurchase agreements                                   151,675       7,841       5.17%    117,715        5,667     4.81%
     Commercial paper and commercial paper based borrowings      249,557      13,479       5.40%    265,775       15,943     6.00%
     Other borrowings and capital notes                          127,288       9,549       7.50%    108,153        8,451     7.81%
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                     5,834,156     317,095       5.44%  5,115,149      280,231     5.48%
Noninterest-bearing deposits                                     622,308          --         --     561,713           --       --
Other liabilities                                                 73,274          --         --      56,595           --       --
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                         6,529,738          --         --   5,733,457           --       --
Total stockholders' equity                                       494,021          --         --     457,348           --       --
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity               $7,023,759  $       --         --  $6,190,805   $       --       --
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin (5)                                       $       --  $  498,570       7.71% $       --   $  485,783     8.50%
==================================================================================================================================

SCHEDULE I. C. - INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):

------------------------------------------------------------------------------------------------------------------------------------

                                                               1998 - 1997                                1997 - 1996
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                 Change in                                    Change in
                                                  Income/        Volume         Rate           Income/       Volume         Rate
                                                  Expense        Effect        Effect          Expense       Effect        Effect
                                               -----------------------------------------    ----------------------------------------
Interest-Earning Assets:

Loan and lease financing                       $     20,165  $     44,608  $    (24,443)    $    35,166   $    77,565   $   (42,399)
Taxable securities                                    1,433         2,062          (629)          9,870         8,811         1,059
Nontaxable securities (2)                              (309)         (176)         (133)           (122)         (210)           88
Federal funds sold and other short-term
   investments                                         (948)         (823)         (125)          4,737         4,322           415
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets                  20,341        45,671       (25,330)         49,651        90,488       (40,837)

Interest-Bearing Liabilities:

Interest-bearing deposits                            18,901        25,408        (6,507)         36,056        36,801          (745)
Federal funds purchased and securities
   sold under repurchase agreements                     469           582          (113)          2,174         1,731           443
Commercial paper and commercial paper
   based borrowings                                 (13,479)      (13,479)           --          (2,464)         (936)       (1,528)
Other borrowings and capital notes                       76           436          (360)          1,098         1,446          (348)
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities              5,967        12,947        (6,980)         36,864        39,042        (2,178)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin                            $     14,374 $      32,724  $    (18,350)    $    12,787   $    51,446   $   (38,659)
====================================================================================================================================

(1) Variances attributable to rate and volume were calculated as follows:
    A. A volume variance is the change in volume times the prior period rate.
    B. A rate variance is the changes in rate times the prior period volume.
    C. The remaining variance is due to a combination of rate and volume changes. The unallocated portion of the total change has been pro-rated into volume and rate components.

(2) Calculated on a taxable equivalent basis with a 35% marginal tax rate in 1998, 1997 and 1996.

SCHEDULE II. A. - SECURITIES PORTFOLIO

The following table depicts the amortized cost of securities of the Company:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   As of December 31,
                                                                                         1998            1997             1996
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Available-for-sale securities:
U.S. Government obligations                                                        $      812,156    $   366,584    $      245,218
Obligations of states and political subdivisions                                               30            115               305
Mortgage-backed securities                                                                 22,285             --                --
Other securities                                                                           17,903         12,015            10,130
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available-for-sale                                           $      852,374    $   378,714    $      255,653
==================================================================================================================================
Held-to-maturity securities:
U.S. Government obligations                                                        $      374,009    $   809,581    $      626,690
Obligations of states and political subdivisions                                           16,671         17,184            19,588
Mortgage-backed securities                                                                 29,788         45,692             1,376
Other securities                                                                              450            450             2,145
----------------------------------------------------------------------------------------------------------------------------------
     Total securities held-to-maturity                                             $      420,918    $   872,907    $      649,799
==================================================================================================================================

SCHEDULE II. B. - SECURITIES MATURITIES

The following table presents the maturity of securities held on December 31, 1998 and the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate). Yield information for securities available-for-sale does not give effect to changes in fair value that are reflected as a component of stockholders' equity.


                                                                   Available-for-Sale Securities        Held-to-Maturity Securities
                                                                 ---------------------------------   -------------------------------
                                                                     Amortized        Weighted        Amortized        Weighted
                                                                       Cost        Average Yield        Cost        Average Yield
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
U.S. Government obligations:
One year or less                                                    $    231,183        6.23%        $   143,215         5.97%
After one through five years                                             580,973        5.38%            230,794         5.99%
After five through ten years                                                  --          --                  --           --
After ten years                                                               --          --                  --           --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                          $    812,156        5.62%        $   374,009         5.98%
====================================================================================================================================

Obligations of states and political subdivisions:
One year or less                                                    $         30       10.78%        $     3,788        11.09%
After one through five years                                                  --          --               7,339        10.40%
After five through ten years                                                  --          --               2,104        10.18%
After ten years                                                               --          --               3,440         9.62%
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                          $         30       10.78%        $    16,671        10.37%
====================================================================================================================================

Other securities:
One year or less                                                    $         --          --         $        --           --
After one through five years                                                  --          --                 400         6.50%
After five through ten years                                                  --          --                  50         7.80%
After ten years                                                           17,903        5.28%                 --           --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                          $     17,903        5.28%        $       450         6.64%
====================================================================================================================================

SCHEDULE III. A. - LOAN PORTFOLIO

The following table indicates the distribution of loans, net of unearned income, of the Company as of December 31 for the years indicated:

------------------------------------------------------------------------------------------------------------------------------
                                            1998              1997              1996              1995               1994
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Individual consumer (1)               $    3,188,367    $    2,804,402    $    3,290,374    $     2,895,617    $    2,646,865
Commercial and financial                     831,966           722,130           668,585            565,075           486,540
Real estate-mortgage                         957,203           791,980           630,768            517,375           394,920
Real estate-construction                     234,217           196,650           152,035            131,196           105,347
Agricultural                                 426,573           408,110           284,580            268,940           246,267
Lease financing                               64,362            65,394            57,050             50,447            48,976
Other                                         29,916             8,936            12,155             10,777             5,003
------------------------------------------------------------------------------------------------------------------------------
                                           5,732,604         4,997,602         5,095,547          4,439,427         3,933,918
Less:
   Allowance for loan losses                 121,877           128,990           104,812             67,740            55,265
------------------------------------------------------------------------------------------------------------------------------
               Net Loans              $    5,610,727    $    4,868,612    $    4,990,735    $     4,371,687    $    3,878,653
==============================================================================================================================

(1) Individual consumer loans consists primarily of credit cards and related plans.

SCHEDULE III. B. - MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN
                   INTEREST RATES

The following table presents consolidated loan maturities by ranges based upon contract dates. Also included for loans maturing after one year are the amounts which have predetermined interest rates and floating or adjustable interest rates.

----------------------------------------------------------------------------------------------------------------------------------
                                                              Maturities as of December 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                    -DUE AFTER ONE YEAR-
                                                            After One                         Predetermined        Adjustable
                                           One Year          Through          After Five         Interest           Interest
                                           or Less          Five Years          Years             Rates              Rates
                                         ------------     -------------      ------------     -------------       ------------
Individual consumer                   $    2,399,984    $      749,703    $       38,680    $       263,879    $      524,504
Commercial and financial                     493,205           269,960            68,801            139,441           199,320
Real estate-mortgage                         249,356           451,780           256,067            391,615           316,232
Real estate-construction                     154,218            75,067             4,932             43,426            36,573
Agricultural                                 337,182            84,028             5,363             67,588            21,803
Lease financing                               29,743            32,734             1,885             34,619                --
Other                                         28,733               771               412                777               406

SCHEDULE III. C. - RISK ELEMENTS

1.   Nonaccrual, Restructured and Past Due Loans:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     As of December 31,
                                                                   1998        1997         1996         1995        1994
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Nonaccrual loans                                              $    7,027  $    5,289   $    7,231   $    8,718  $     5,830
Restructured loans (1)                                               114         258          972        1,527        1,887
----------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual and restructured loans (2)                     7,141       5,547        8,203       10,245        7,717
Loans past due 90 days or more (3)                                72,482      66,221       73,580       46,396       27,305
----------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual, restructured and past due loans          $   79,623  $   71,768   $   81,783   $   56,641  $    35,022
==================================================================================================================================

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

(1) Does not include loans classified in the nonaccrual loans or loans past due 90 days or more categories.

(2) The gross amount of interest income which would have been recorded on these loans for the year ended December 31, 1998 if such loans had been current is $1.1 million. The amount of interest income on these loans included in net income for the same year is $600,000.

(3) Does not include loans classified in the nonaccrual loans category. For further information regarding loans past due 90 days or more, see the Asset Quality section of Management's Discussion and Analysis in the Annual Report to Shareholders of the Company, an exhibit to this report which is incorporated herein by reference.

2. Potential Problem Loans:

The following table presents potential problem loans categorized by loan type. Potential problem loans include all loans that are classified by management as substandard and doubtful less nonaccrual loans, restructured loans and loans past due 90 days or more.
--------------------------------------------------------------------------------
                                            For the year ended December 31, 1998
--------------------------------------------------------------------------------
(in thousands)

Individual consumer                                                 $       662
Commercial and financial                                                 12,958
Real estate-mortgage                                                      4,172
Real estate-construction                                                    358
Agricultural                                                             13,793
Lease financing                                                              15
Other                                                                        --

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


SCHEDULE IV. - SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes activity in the allowance for loan losses of the
Company:

---------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                     1998             1997            1996             1995             1994
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Allowance for loan losses:

Balance, beginning of year                     $      128,990   $      104,812  $       67,740   $       55,265   $       49,589

Addition due to acquisitions and
     loan purchases                                    13,035           10,895           1,738            1,568              189

Reduction due to sales of loans                        (8,990)              --              --               --               --

Provision charged to operations                       173,311          201,494         180,059          102,767           71,698

     Loans charged off:
        Individual consumer                          (211,855)        (211,509)       (163,320)        (107,370)         (80,933)
        Commercial and financial                       (1,134)          (1,607)           (631)            (922)            (694)
        Real estate-mortgage                             (202)             (60)            (57)             (96)            (159)
        Real estate-construction                           --               --              --               --               --
        Agricultural                                      (71)            (103)           (645)            (302)            (148)
        Lease financing                                   (63)             (50)            (11)             (67)             (41)
        Other                                              --              (19)            (47)              --              (17)
---------------------------------------------------------------------------------------------------------------------------------
            Total loans charged off                  (213,325)        (213,348)       (164,711)        (108,757)         (81,992)

     Loans recovered:
        Individual consumer                            27,894           24,324          19,082           16,250           15,295
        Commercial and financial                          546              536             478              317              205
        Real estate-mortgage                               64               90             219               52               91
        Real estate-construction                           --               --              50                5                2
        Agricultural                                      137              157              77              176               83
        Lease financing                                    10               18              61               42               81
        Other                                             205               12              19               55               24

---------------------------------------------------------------------------------------------------------------------------------
            Total loans recovered                      28,856           25,137          19,986           16,897           15,781
---------------------------------------------------------------------------------------------------------------------------------
Total net loans charged off                          (184,469)        (188,211)       (144,725)         (91,860)         (66,211)
---------------------------------------------------------------------------------------------------------------------------------

Balance, end of year                           $      121,877   $      128,990  $      104,812   $       67,740   $       55,265
=================================================================================================================================

Average amount of loans outstanding            $    5,440,079   $    5,122,678  $    4,593,550   $    4,267,290   $    3,403,324
=================================================================================================================================

Ratio of net charge-offs to average
     loans outstanding                                  3.39%            3.67%           3.15%            2.15%            1.95%
=================================================================================================================================

The following table presents the loan loss allowance by loan category and the percentage of loans in each category to loans, net of unearned income, as of December 31 for the years indicated:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Loan Loss           Percent of Loans in Each
                                                                                   Allowance           Category to Total Loans
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)

As of December 31, 1998:
Individual consumer                                                              $      98,218                   55.6%
Commercial and financial                                                                 9,663                   14.5%
Real estate-mortgage                                                                     5,379                   16.7%
Real estate-construction                                                                 1,682                    4.1%
Agricultural                                                                             5,417                    7.4%
Lease financing                                                                            485                    1.1%
Other                                                                                    1,033                    0.6%
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                     $     121,877                  100.0%
=================================================================================================================================

As of December 31, 1997:
Individual consumer                                                              $     105,808                   56.1%
Commercial and financial                                                                 9,070                   14.5%
Real estate-mortgage                                                                     6,053                   15.8%
Real estate-construction                                                                 1,979                    3.9%
Agricultural                                                                             5,032                    8.2%
Lease financing                                                                            443                    1.3%
Other                                                                                      605                    0.2%
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                     $     128,990                  100.0%
=================================================================================================================================

As of December 31, 1996:
Individual consumer                                                              $      85,810                   64.6%
Commercial and financial                                                                 8,243                   13.1%
Real estate-mortgage                                                                     4,559                   12.4%
Real estate-construction                                                                 1,551                    3.0%
Agricultural                                                                             3,767                    5.6%
Lease financing                                                                            419                    1.1%
Other                                                                                      463                    0.2%
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                     $     104,812                  100.0%
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Loan Loss           Percent of Loans in Each
                                                                                   Allowance           Category to Total Loans
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
As of December 31, 1995:
Individual consumer                                                             $      52,453                   65.2%
Commercial and financial                                                                6,143                   12.7%
Real estate-mortgage                                                                    4,444                   11.7%
Real estate-construction                                                                  862                    3.0%
Agricultural                                                                            3,156                    6.1%
Lease financing                                                                           389                    1.1%
Other                                                                                     293                    0.2%
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                    $      67,740                  100.0%
=================================================================================================================================

As of December 31, 1994:
Individual consumer                                                             $      38,897                   67.3%
Commercial and financial                                                                8,436                   12.4%
Real estate-mortgage                                                                    3,182                   10.0%
Real estate-construction                                                                1,009                    2.7%
Agricultural                                                                            3,074                    6.3%
Lease financing                                                                           331                    1.2%
Other                                                                                     336                    0.1%
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                    $      55,265                  100.0%
=================================================================================================================================

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

SCHEDULE V. - DEPOSITS

The following table shows the breakdown of average deposits of the Company for the years 1996 through 1998:

------------------------------------------------------------------------------------------------------------------------------------

                                                                            For the years ended December 31,
                                                                1998                       1997                       1996
------------------------------------------------------------------------------------------------------------------------------------

(in thousands)
                                                         Amount      Rate           Amount      Rate           Amount      Rate
                                                    ------------------------   ------------------------   --------------------------

Average Deposits:
Noninterest-bearing demand deposits                 $      735,005      0.0%   $      622,308      0.0%   $      561,713      0.0%
Interest-bearing demand deposits                           534,731      2.0%          502,348      2.1%          470,303      2.1%
Interest-bearing savings deposits                        1,409,292      4.5%        1,082,866      4.4%          897,295      4.2%
Time deposits                                            3,841,178      6.0%        3,720,422      6.1%        3,255,908      6.2%
------------------------------------------------------------------------------------------------------------------------------------

   Average total deposits                           $    6,520,206             $    5,927,944             $    5,185,219
====================================================================================================================================


The following table depicts the maturity of time certificates of deposit and other time deposits issued in amounts of $100,000 or more as of December 31, 1998:
--------------------------------------------------------------------------------
                                              Time CD's              Other Time
--------------------------------------------------------------------------------
(in thousands)

Three months or less                       $      229,307         $        4,134
Over three months through six months              112,638                  4,485
Over six months through twelve months             186,127                  2,523
Over twelve months                                128,124                  7,054
--------------------------------------------------------------------------------
          Total                            $      656,196         $       18,196
================================================================================
SCHEDULE VI. - RETURN ON EQUITY AND ASSETS

The following table presents the return on average assets, the return on average equity, the dividend payout ratio and the equity to assets ratio of the Company:

----------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                          1998                       1997                       1996
----------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)
Average total assets                                $    7,465,153             $    7,023,759             $    6,190,805
Average equity                                             550,804                    494,021                    457,348
Net income                                                  86,492                     75,187                     70,232
Net income per share                                        258.19                     220.68                     202.53
Dividends per share                                          35.00                      33.76                      37.22
Return on average assets                                      1.2%                       1.1%                       1.1%
Return on average equity                                     15.7%                      15.2%                      15.4%
Dividend payout ratio                                        13.6%                      15.3%                      18.4%
Average equity to average assets ratio                        7.4%                       7.0%                       7.4%

SCHEDULE VII. - SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

------------------------------------------------------------------------------------------------------------------------------------

                                          Federal funds purchased and securities
                                           sold under repurchase agreements (1)                       Commercial paper
------------------------------------------------------------------------------------------------------------------------------------

(in thousands)
                                            1998             1997            1996          1998            1997             1996
                                       ------------    -------------    ------------    ----------    ------------    --------------


Amount outstanding at year-end         $    358,975    $     217,891    $    146,015    $       --    $         --    $      273,298

Weighted average interest rate
   at year-end                                 5.2%             5.3%            5.3%            --              --              5.4%

Maximum amount outstanding                  358,975          254,709         253,222            --         228,916           245,728

Average amount outstanding                  163,063          151,675         117,715            --         249,557           265,775

Weighted average interest rate
  during the year                              5.1%             5.2%            4.8%            --            5.4%              6.0%


(1) The majority of federal funds purchased and securities sold under repurchase agreements mature each day and are replaced by a new issue.

ITEM 2. PROPERTIES.

The Company owns a 22 story office building in Omaha, Nebraska where its primary corporate offices are located. The Company's business is also operated at various other facilities in the Omaha area which are either owned or leased by the Company. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, and Colorado. Refer to Item 1., pages 1 and 2 for locations of the branches. Of the 59 branch locations, 39 are owned by the Company and 20 are leased. The leases on the branches and office space (not assuming renewals of exercise options) run through the year 2022.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Reference is made to page 32 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998, an exhibit to this report which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Reference is made to page 32 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998, an exhibit to this report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to pages 24-31 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998, an exhibit to this report which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to pages 30-31 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998, an exhibit to this report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 4-23 of the Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998, an exhibit to this report which is incorporated herein by reference.

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


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as a part of this report and are either attached hereto or incorporated by reference to documents previously filed with the Securities and Exchange Commission as exhibits:

(a) (1) Financial Statements: See Item 8 for a listing of all financial statements.

     (2)  Financial Statement Schedules:

          All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3)  Exhibits: See exhibit index on page 18.

(b) The Company filed no reports on Form 8-K for the quarter ended December 31, 1998.

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


FIRST NATIONAL OF NEBRASKA, INC.


/s/ Bruce R. Lauritzen                           Date:   March 16, 1999
--------------------------------------                 -------------------------
by:  Bruce R. Lauritzen
Chairman, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bruce R. Lauritzen                           Date: March 16, 1999
--------------------------------------                --------------------------
Bruce R. Lauritzen
Chairman, President and Director

/s/ Margaret Lauritzen Dodge                     Date: March 17, 1999
--------------------------------------                --------------------------
Margaret Lauritzen Dodge
Director

/s/ Elias J. Eliopoulos                          Date: March 17, 1999
--------------------------------------                --------------------------
Elias J. Eliopoulos
Executive Vice President and Director

/s/ F. Phillips Giltner                          Date: March 17, 1999
--------------------------------------                --------------------------
F. Phillips Giltner
Chairman Emeritus and Director

/s/ J. William Henry                             Date: March 17, 1999
--------------------------------------                --------------------------
J. William Henry
Executive Vice President and Director

/s/ Dennis A. O'Neal                             Date: March 22, 1999
--------------------------------------                --------------------------
Dennis A. O'Neal
Executive Vice President, Treasurer,
Principal Accounting and Financial
Officer and Director

/s/ Daniel K. O'Neill                            Date: March 18, 1999
--------------------------------------                --------------------------
Daniel K. O'Neill
Director

/s/ Charles R. Walker                            Date: March 16, 1999
--------------------------------------                --------------------------
Charles R. Walker
Executive Vice President, Secretary
and Director

                                  EXHIBIT INDEX


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

10(d) Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(e) Employment Contract between the Parent Company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

13 Annual Report to Shareholders of the Company for the fiscal year ended December 31, 1998 is incorporated by reference and was filed March 11, 1999.

21     Subsidiaries of the Company.

27     Financial Data Schedule (EDGAR filing only).