Form 10-Q
period 1999-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 1999-05-13
CIK 36725

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 1999, or



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________.



                         Commission file number 03502


                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Nebraska                                       47-0523079
----------------------------------------------       ------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)




     One First National Center  Omaha, NE                    68102
----------------------------------------------       ------------------------
    (Address of principal executive offices)               (Zip Code)





Registrant's telephone number, including area code         (402) 341-0500
                                                     ------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No ____.
                                         ----


As of May 7, 1999, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

PART I. FINANCIAL INFORMATION
PART I. ITEM 1.  FINANCIAL STATEMENTS

                       FIRST NATIONAL OF NEBRASKA, INC.
                Consolidated Statements of Financial Condition

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              March 31,          December 31,
                                                                                                 1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
(in thousands except share and per share data)                                               (unaudited)
ASSETS
Cash and due from banks                                                                   $      310,608       $      434,275
Federal funds sold and other short-term investments                                              264,216              382,234
-----------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        574,824              816,509

Securities available-for-sale (amortized cost $854,091 and $852,374)                             851,641              854,183
Securities held-to-maturity (fair value $323,862 and $423,554)                                   321,976              420,918

Loans                                                                                          5,642,989            5,746,054
     Less: Allowance for loan losses                                                             115,975              121,877
           Unearned income                                                                        12,840               13,450
-----------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                            5,514,174            5,610,727

Premises and equipment, net                                                                      140,671              138,853
Other assets                                                                                     339,239              346,625
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                    $    7,742,525       $    8,187,815
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                                                  $      782,015       $      896,485
     Interest-bearing                                                                          5,950,310            5,971,396
-----------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       6,732,325            6,867,881

Federal funds purchased and securities sold under repurchase agreements                          163,808              358,975
Other liabilities                                                                                 98,843              250,753
Other borrowings                                                                                  59,788               33,039
Capital notes                                                                                     92,467               92,864
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                    7,147,231            7,603,512

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          334,501 and 335,000 shares issued and outstanding, respectively                          1,673                1,675
     Additional paid-in capital                                                                    2,511                2,515
     Retained earnings                                                                           592,676              578,951
     Accumulated other comprehensive income (loss)                                                (1,566)               1,162
-----------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                             595,294              584,303
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    7,742,525       $    8,187,815
=============================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income


--------------------------------------------------------------------------------------------------
                                                                     Three Months Ended March 31,
                                                                            1999           1998
--------------------------------------------------------------------------------------------------
(in thousands except share and per share data)                          (unaudited)
Interest income:
     Interest and fees on loans and lease financing                       $184,612        $174,341
     Interest on securities:
          Taxable interest income                                           15,579          17,864
          Nontaxable interest income                                           222             215
     Interest on federal funds sold
          and other short-term investments                                   2,170           3,878
--------------------------------------------------------------------------------------------------
               Total interest income                                       202,583         196,298
--------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                                   71,052          74,391
     Interest on federal funds purchased and
          securities sold under repurchase agreements                        1,606           1,870
     Interest on other borrowings and capital notes                          2,347           2,448
--------------------------------------------------------------------------------------------------
               Total interest expense                                       75,005          78,709
--------------------------------------------------------------------------------------------------
Net interest income                                                        127,578         117,589

Provision for loan losses                                                   40,566          38,140
--------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                         87,012          79,449

Noninterest income:
     Processing services                                                    18,325          17,585
     Credit card securitization income                                      16,244          14,745
     Deposit services                                                        6,194           5,768
     Trust and investment services                                           5,998           5,837
     Commissions                                                             7,007           7,728
     Miscellaneous                                                           9,741          26,370
--------------------------------------------------------------------------------------------------
               Total noninterest income                                     63,509          78,033
--------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and employee benefits                                         53,123          45,078
     Communications and supplies                                            14,161          23,820
     Loan servicing expense                                                  7,097           5,431
     Processing expense                                                      7,406           5,830
     Net occupancy expense of premises                                       7,718           7,168
     Equipment rentals, depreciation and maintenance                         9,467           8,232
     Professional services                                                   9,983          12,313
     Miscellaneous                                                          10,141           9,159
--------------------------------------------------------------------------------------------------
               Total noninterest expense                                   119,096         117,031
--------------------------------------------------------------------------------------------------
Income before income taxes                                                  31,425          40,451
Income tax expense(benefit):
     Current                                                                11,972          16,399
     Deferred                                                                  (16)            326
--------------------------------------------------------------------------------------------------
               Total income tax expense                                     11,956          16,725
--------------------------------------------------------------------------------------------------
Net income                                                                $ 19,469        $ 23,726
==================================================================================================
Average number of common shares outstanding                                334,994         335,000
==================================================================================================
Net income per common share                                               $  58.12        $  70.82
==================================================================================================
Cash dividends declared per common share                                  $  12.47        $   8.75
==================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows


---------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31,
                                                                               1999         1998
---------------------------------------------------------------------------------------------------
(in thousands)                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                              $  19,469    $  23,726
          Adjustments to reconcile net income to net cash
          flows from operating activities:
               Provision for loan losses                                        40,566       38,140
               Depreciation and amortization                                    11,392       10,241
               Provision for deferred taxes                                        (16)         326
               Origination of mortgage loans for resale                        (43,818)     (25,145)
               Proceeds from the sale of mortgage loans for resale              41,549       19,525
               Other asset and liability activity, net                        (147,783)      41,079
---------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                  (78,641)     107,892

CASH FLOWS FROM INVESTING ACTIVITIES
          Maturities and sales of securities available-for-sale                296,498       60,752
          Purchases of securities available-for-sale                          (296,876)      (6,347)
          Maturities of securities held-to-maturity                            101,819      183,430
          Purchases of securities held-to-maturity                              (2,273)    (129,468)
          Net change in loans                                                   74,746        8,387
          Credit card securitization activities                                     --     (295,000)
          Purchases of loan portfolios                                         (17,866)          --
          Purchases of premises and equipment                                   (9,162)      (9,629)
          Other, net                                                               190          486
---------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                  147,076     (187,389)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                              (135,556)     150,828
          Net change in federal funds purchased and
               securities sold under repurchase agreements                    (195,167)     (56,755)
          Issuance of other borrowings                                          40,180       15,397
          Principal repayments of other borrowings
               and capital notes                                               (13,828)      (5,680)
          Repurchase of common stock                                            (1,572)          --
          Cash dividends paid                                                   (4,177)      (2,931)
---------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                 (310,120)     100,859
---------------------------------------------------------------------------------------------------


Net change in cash and cash equivalents                                       (241,685)      21,362

Cash and cash equivalents at beginning of period                               816,509      755,842
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 574,824    $ 777,204
===================================================================================================
Cash paid during the period for:
     Interest                                                                $  75,978    $  77,824
     Income taxes                                                            $   2,218    $   2,072
===================================================================================================

See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 1999

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.

NOTE B:  EARNINGS PER COMMON SHARE

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

NOTE C:  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. For the three months ended March 31, 1999, total comprehensive income was $16.8 million, which includes net income of $19.5 million less the change in net unrealized depreciation of available-for-sale securities of $2.7 million. For the three months ended March 31, 1998, total comprehensive income was $23.5 million, which includes net income of $23.7 million less the change in net unrealized depreciation of available-for-sale securities of $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies and actions of governments. Any changes in such assumptions or factors could produce different results.

RESULTS OF OPERATIONS:
----------------------

OVERVIEW:

Net income for the three months ended March 31, 1999 was $19.5 million, or $58.12 per common share, decreasing 18% from $23.7 million, or $70.82 per common share, for the same period in 1998. This decline in net income for the three months ended March 31, 1999 when compared to the same period in 1998 is primarily the result of proceeds received by the Company related to the settlement of litigation in the first quarter of 1998. In 1999, the Company experienced increases in net interest income and portions of noninterest income when compared to the same period ended in 1998.

NET INTEREST INCOME:

The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from interest-earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. For the three months ended March 31, 1999, net interest income increased $10 million, or 8.5%, to $127.6 million compared to $117.6 million for the same period in 1998. This increase in 1999 is primarily due to an increase in net average interest-earning assets of $87.5 million and net interest margin compared to the same period in 1998.

PROVISION FOR LOAN LOSSES:

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the three months ended March 31, 1999, the provision for loan losses increased $2.4 million, or 6.4%, to $40.6 million compared to $38.1 million for the same period in 1998. The level of net charge-offs remains high primarily due to the high volume of delinquencies on consumer credit card loans and consumer bankruptcies which continue to adversely affect the credit card industry.

NONINTEREST INCOME:

For the three months ended March 31, 1999, noninterest income decreased $14.5 million, or 18.6%, to $63.5 million compared to the same period in 1998. The decrease is primarily attributable to miscellaneous income which in 1998 included proceeds from the settlement of litigation. The decrease is partially offset by an increase in credit card securitization income of $1.5 million, or 10.2%, to $16.2 million compared to the same period in 1998. This increase in credit card securitization income for the three months ended March 31, 1999 when compared to the same period in 1998 resulted from the net impact of a $2.5 million, or 23.1%, increase in servicing income to $13.3 million from $10.8 million and a $1 million, or 25.6%, decrease in securitization gains to $2.9 million from $3.9 million.

NONINTEREST EXPENSE:

For the three months ended March 31, 1999, noninterest expense increased $2.1 million, or 1.8%, to $119.1 million compared to the same period in 1998. A portion of the increase in noninterest expense is due to salaries and employee benefits which increased 17.8% for the quarter as a result of overall Company growth. Loan servicing expense increased $1.7 million, or 30.7%, due to the Company's increased collection efforts and the resulting increases in collection costs. Processing expenses increased $1.6 million, or 27%, due to credit card processing expenses temporarily paid to external processors until conversion of newly acquired credit card portfolios to the Company's computer system. These increases in noninterest expenses were partially offset by a reduction in professional services expense of $2.3 million, or 18.9%, due to decreased fees paid to sales representatives and organizations for merchant business as well as a decrease of $9.7 million, or 40.5%, in communication and supplies expense principally due to a reduction in marketing expenses for the three months ended March 31, 1999 as compared to the same period in 1998. Increases in remaining expense categories related to continued Company growth and addressing Year 2000 issues. This growth was primarily due to increased processing volumes, the acquisition of new customer relationships and loan portfolios and continued investments in technology.

CREDIT CARD LOAN ACTIVITIES:

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was adopted by the Company in 1997.
Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are securitized, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio between reported and managed loans at March 31, 1999 and December 31, 1998.

                                                   March 31, 1999                             December 31, 1998
                                       Reported      Securitized      Managed      Reported      Securitized         Managed
                                     --------------------------------------------------------------------------------------------
(in thousands)
Managed Loan Data
----------------------------------

As of Period End:
Total loans outstanding             $  5,642,989     $ 653,022    $  6,296,011   $ 5,746,054       $ 653,022        $ 6,399,076
Total credit cards and related
   plans outstanding                $  2,610,244     $ 653,022    $  3,263,266   $ 2,781,626       $ 653,022        $ 3,434,648


Year-to-Date Average:
Total loans outstanding             $  5,660,599     $ 653,022    $  6,313,621   $ 5,454,209       $ 695,367        $ 6,149,576
Total credit cards and related
   plans outstanding                $  2,731,661     $ 653,022    $  3,384,683   $ 2,728,328       $ 695,367        $ 3,423,695

In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $17.4 million during the three months ended March 31, 1999.

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

The consumer credit industry continues to experience high levels of delinquencies and charge-offs. As a major credit card issuer, the Company also continues to experience high net charge-off and delinquency rates. The increased delinquencies and charge-off trends appear to have leveled off, but it is likely selected segments of consumers may continue to experience declines in credit quality. Therefore, management continues to closely evaluate and monitor consumer behavior, credit standards and marketing strategies.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans was 3.07% at March 31, 1999 compared with 3.37% at December 31, 1998. The delinquency rate as a percentage of total credit card loans and related plans was 5.39% at March 31, 1999 compared to 5.94% at December 31, 1998.

DELINQUENT LOANS:

                                                         March 31, 1999             December 31, 1998
                                               -------------------------------------------------------------

(in thousands)

TOTAL LOANS                                                      % of Loans                      % of Loans
-----------------------------------------------                  ----------                      -----------
Loans outstanding                                  $5,642,989                       $5,746,054
Loans delinquent:
     30 - 89 days                                  $  107,246       1.90%           $  121,237        2.11%
     90 days or more & still accruing                  65,941       1.17%               72,482        1.26%
                                               -------------------------------------------------------------
         Total delinquent loans                    $  173,187       3.07%           $  193,719        3.37%
                                               =============================================================
Nonaccrual loans                                   $    7,808        .14%           $    7,027         .12%
                                               =============================================================

CREDIT CARDS AND RELATED PLANS
-----------------------------------------------
Loans outstanding                                  $2,610,244                       $2,781,626
Loans delinquent:
     30 - 89 days                                  $   79,450       3.04%           $   96,625        3.47%
     90 days or more & still accruing                  61,319       2.35%               68,578        2.47%
                                               -------------------------------------------------------------
         Total delinquent loans                    $  140,769       5.39%           $  165,203        5.94%
                                               =============================================================
 Nonaccrual loans                                       --            --                --             --
                                               =============================================================

The Company's policy is to charge off credit card and related loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $46.9 million for the three months ended March 31, 1999 compared to $38.9 million for the same period in 1998. Net charge-offs as a percentage of average loans were .83% for the three months ended March 31, 1999 compared to .76% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

ALLOWANCE FOR LOAN LOSSES:

                                        For the Three Months Ended March 31,
                                           1999                       1998
                                        --------------------------------------
(in thousands)
BALANCE AT JANUARY 1                     $121,877                    $128,990
Addition due to loan purchases                481                         --
Reduction due to sales of loans               --                       (8,990)
Provision for loan losses                  40,566                      38,140

Loans charged off:
     Credit cards and related plans       (53,346)                    (44,131)
     All other loans                       (1,324)                     (1,351)
Loans recovered:
     Credit cards and related plans         7,212                       5,975
     All other loans                          509                         593
                                        ----------                ------------
Total net charge-offs                     (46,949)                    (38,914)

                                        -----------               ------------
BALANCE AT MARCH 31                      $115,975                    $119,226
                                        ===========               ============

Allowance as a percentage of loans           2.06%                       2.27%

Total net charge-offs as a percentage
   of average loans                          0.83%                       0.76%

CAPITAL RESOURCES
-----------------

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Company and its banking subsidiaries' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

As of March 31, 1999, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%.

The Company repurchased 499 shares and one share of the Company's common stock on March 31, 1999 and April 14, 1999, respectively. The 500 shares repurchased were retired decreasing the total number of shares issued and outstanding to 334,500. The purchase prices of these transactions were negotiated at arm's length and reflected fair value of the Company's common stock.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $17.5 million in capital notes outstanding as of March 31, 1999 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of annual net income in capital to fund the growth of future operations and to maintain minimum capital standards.

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

Domestic retail deposits are used as the primary source of funding for all banking subsidiaries. In order to maintain flexibility and diversity in liquidity management the Company also has access to a variety of other funding sources. These other sources include securities sold under repurchase agreements, federal funds purchased, securitization, Federal Home Loan Bank advances, other short-term and long-term debt and subordinated capital notes. The parent company's cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At March 31, 1999 and 1998, $653 million and $655 million, respectively, of the Company's managed credit card portfolio was securitized with an additional $275 million and $295 million, respectively, in unused securitization lines available. At March 31, 1999, the parent company had no balance outstanding under a $100 million syndicated revolving credit facility reflected in other borrowings. As part of this syndicated credit facility arranged for the parent company, a $150 million revolving credit facility for the Bank was also available at March 31, 1999 for general liquidity purposes.

YEAR 2000 READINESS
-------------------

The Company's State of Readiness.  As is the case for most financial service
--------------------------------
companies that are heavily dependent on computer systems, the Year 2000 computer problem presents significant issues for the Company. The Company began working on Year 2000 challenges in 1994 and has established a Year 2000 Project Management Office (PMO) to monitor, evaluate and manage the risks, solutions and costs associated with Year 2000 issues. The PMO has developed a project plan for the Company and serves as a resource to assist the Company's various business units in assessment, remediation and testing for Year 2000 readiness. The PMO also monitors and incorporates into the Company's plans the numerous regulatory guidelines issued by the Federal Financial Institutions Examination Council. The Company's various business units have been examined and will be subject to ongoing examinations with regard to their Year 2000 readiness by appropriate regulatory authorities and internal auditors. The Company's Year 2000 project includes internal information technology (IT) systems, internal non-IT systems (such as microcontrollers in telephone, security and alarm equipment) and external services and systems that are necessary to carry on the Company's business.

The Company's Year 2000 Project includes four phases - awareness, assessment, remediation and testing. Executive management of the Company reviews and approves these various phases of the project plan as they are completed.

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

 . The remediation phase of the Company's project includes the analysis, planning and actual remediation necessary to bring mission critical internal systems (both IT and non-IT) into a Year 2000 ready status. Remediation may include upgrading, renovating or replacing existing systems. The Company has substantially completed this phase of its Year 2000 Project with respect to internal mission critical systems. In limited situations, completion of remediation is dependent on the performance of third party vendors, which is not completely within the control of the Company.

 . The testing phase of the Company's project involves various types of testing of internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. The Company is in the process of the testing phase of its project and to the extent feasible plans to substantially complete testing and implementation of mission critical systems by June 30, 1999 .

As remediated and tested internal mission critical systems are brought into production, the Company has implemented additional quality control management practices to avoid the re-introduction of Year 2000-related problems. This is important because normal operations and regulatory considerations may require that modifications continue to be made to the Company's systems in 1999. To some extent, therefore, all four phases of the Company's project will continue on an ongoing basis throughout 1999 and beyond.

The Costs to Address the Company's Year 2000 Issues.  Through March 31, 1999,
---------------------------------------------------
cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $8 million. A significant portion of this estimated total includes the cost of existing staff that have been redeployed to the Year 2000 project from other technology development plans. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues. The Company estimates that remaining Year 2000 costs will total approximately $5 million and therefore, the total estimated Year 2000 Project costs from inception through completion should approximate $13 million.

The Risks of the Company's Year 2000 Issues.  As is the case with many financial
-------------------------------------------
services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company's ability to serve its retail banking customers and its nationwide base of credit card customers could be directly affected. System failures could also directly affect the Company's ability to fulfill its service commitments to commercial customers. Many of the Company's commercial financial services are either dependent upon computerized data processing, or are financial data processing services in and of themselves. Some of these services include the Company's national credit card merchant processing business, commercial cash management services, financial institution data processing services and marketing and support of financial software products. Year 2000 failures associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company's Year 2000 Project will include contingency plans for third party Year 2000 failures, there can be no assurances that mission critical third party vendors or other significant third parties (such as the telecommunications or utilities industries, the Federal Reserve System or national credit card associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 problems could also have a material adverse effect on the Company. Uncertainty prevents the Company from identifying any of these events as a reasonably likely worst case scenario or quantifying their financial impact in any reasonable manner. The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and, through its Year 2000 Project, will strive to minimize their impact.

The Company's Contingency Plans.  The Company is in the process of developing
-------------------------------
contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company is developing plans designed to meet possible unusually high cash demands generated by the publicity concerning potential Year 2000 issues for financial institutions. The initial contingency planning process is well under way.
These plans will be subject to ongoing review, testing and adjustment. Contingency plans may be limited or problematic for some systems or services because there may be no reasonable economic alternatives for these systems or services. There can be no assurance that contingency plans will fully mitigate Year 2000 problems.

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

ITEM 3.  MARKET RISK:

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at March 31, 1999, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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

PART II.  OTHER INFORMATION

ITEMS 1,2,3,4, AND 5:    Not applicable or negative response.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits   3(i)(ii)  Amended and Restated Articles of Incorporation and
                         Amended and Restated Bylaws of the Parent Company
                         (previously filed as Exhibits to form 10-Q filed with the Securities and Exchange Commission by the Company on June 30, 1997) are incorporated herein by reference.

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

               27        Financial Data Schedule (EDGAR filing only).

(b) REPORTS ON FORM 8-K  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST NATIONAL OF NEBRASKA, INC.


By:  /s/ Dennis A. O'Neal                     Date:     May 10, 1999
     --------------------------                      ---------------
     Dennis A. O'Neal
     Executive Vice President and Treasurer,
     Principal Financial Officer