Form 10-Q
period 1999-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 1999-08-12
CIK 36725

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1999, or



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________.





                         Commission file number 03502


                       First National of Nebraska, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




            Nebraska                                    47-0523079
----------------------------------------     -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)




  One First National Center Omaha, NE                    68102
-----------------------------------------    -------------------------------
(Address of principal executive offices)               (Zip Code)





Registrant's telephone number, including area code       (402) 341-0500
                                                      ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No    .
                                         ---     ----


As of August 2, 1999, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

Part I.  FINANCIAL INFORMATION
Part I.  Item 1.  Financial Statements

                       FIRST NATIONAL OF NEBRASKA, INC.
                Consolidated Statements of Financial Condition


---------------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,                  December 31,
                                                                                      1999                       1998
---------------------------------------------------------------------------------------------------------------------------
(in thousands except share and per share data)                                    (unaudited)

Assets
Cash and due from banks                                                         $       293,735             $      434,275
Federal funds sold and other short-term investments                                     172,216                    382,234
---------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                               465,951                    816,509

Securities available-for-sale (amortized cost $905,917 and $852,374)                    895,116                    854,183
Securities held-to-maturity (fair value $252,623 and $423,554)                          252,489                    420,918

Loans                                                                                 5,654,321                  5,746,054
     Less:  Allowance for loan losses                                                   104,628                    121,877
            Unearned income                                                              13,231                     13,450
---------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                   5,536,462                  5,610,727

Premises and equipment, net                                                             142,159                    138,853
Other assets                                                                            342,659                    346,625
---------------------------------------------------------------------------------------------------------------------------
           Total assets                                                         $     7,634,836             $    8,187,815
===========================================================================================================================

Liabilities and Stockholders' Equity

Deposits:
     Noninterest-bearing                                                        $       772,842             $      896,485
     Interest-bearing                                                                 5,889,654                  5,971,396
---------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                              6,662,496                  6,867,881

Federal funds purchased and securities sold under repurchase agreements                 115,089                    358,975
Other liabilities                                                                        86,469                    250,753
Other borrowings                                                                         70,833                     33,039
Capital notes                                                                            92,070                     92,864
---------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                          7,026,957                  7,603,512

Stockholders' equity:
     Common stock, $5 par value, 346,767 shares authorized,
          334,500 and 335,000 shares issued and outstanding, respectively                 1,673                      1,675
     Additional paid-in capital                                                           2,511                      2,515
     Retained earnings                                                                  610,591                    578,951
     Accumulated other comprehensive income (loss)                                       (6,896)                     1,162
---------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                    607,879                    584,303
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                            $     7,634,836             $    8,187,815
===========================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                       Consolidated Statements of Income
                                  (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Quarter Ended June 30,          Six Months Ended June 30,
                                                                       1999              1998            1999             1998
---------------------------------------------------------------------------------------------------------------------------------
(in thousands except share and per share data)
Interest income:
     Interest and fees on loans and lease financing                  $182,780         $193,439         $367,392        $367,780
     Interest on securities:
          Taxable interest income                                      16,321           16,209           31,900          34,073
          Nontaxable interest income                                      256              228              478             443
     Interest on federal funds sold
          and other short-term investments                              1,992            2,919            4,162           6,797
---------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                   201,349          212,795          403,932         409,093
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                              69,884           76,097          140,936         150,488
     Interest on federal funds purchased and
          securities sold under repurchase agreements                   1,758            2,362            3,364           4,232
     Interest on other borrowings and capital notes                     2,719            2,507            5,066           4,955
---------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                                  74,361           80,966          149,366         159,675
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   126,988          131,829          254,566         249,418

Provision for loan losses                                              30,643           39,489           71,209          77,629
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    96,345           92,340          183,357         171,789

Noninterest income:
     Processing services                                               17,672           20,086           35,997          37,671
     Credit card securitization income                                 14,995           14,723           31,239          29,468
     Deposit services                                                   6,699            6,281           12,893          12,049
     Trust and investment services                                      5,592            5,565           11,590          11,402
     Commissions                                                        2,873            2,707            9,880          10,435
     Miscellaneous                                                      9,931            8,255           19,672          34,625
---------------------------------------------------------------------------------------------------------------------------------
               Total noninterest income                                57,762           57,617          121,271         135,650
---------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and employee benefits                                    51,453           43,980          104,576          89,058
     Communications and supplies                                       15,213            9,742           29,374          33,562
     Loan servicing expense                                             7,321            5,939           14,418          11,370
     Processing expense                                                 6,884            8,121           14,290          13,951
     Net occupancy expense of premises                                  7,084            7,546           14,802          14,714
     Equipment rentals, depreciation and maintenance                   10,138            9,401           19,605          17,633
     Professional services                                              7,735           13,041           17,718          25,354
     Miscellaneous                                                     10,028           10,098           20,169          19,257
---------------------------------------------------------------------------------------------------------------------------------
               Total noninterest expense                              115,856          107,868          234,952         224,899
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             38,251           42,089           69,676          82,540

Income tax expense (benefit):
     Current                                                           12,181           16,289           24,153          32,688
     Deferred                                                           2,299              (18)           2,283             308
---------------------------------------------------------------------------------------------------------------------------------
               Total income tax expense                                14,480           16,271           26,436          32,996
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $ 23,771        $  25,818         $ 43,240        $ 49,544
=================================================================================================================================
Average number of common shares outstanding                           334,500          335,000          334,746         335,000
=================================================================================================================================
Net income per common share                                          $  71.06        $   77.07         $ 129.17        $ 147.89
=================================================================================================================================
Cash dividends declared per common share                             $  17.50        $   17.50         $  29.97        $  26.25
=================================================================================================================================

See notes to consolidated financial statements.

                       FIRST NATIONAL OF NEBRASKA, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended June 30,
                                                                                  1999                  1998
------------------------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                 $  43,240             $  49,544
          Adjustments to reconcile net income to net cash
          flows from operating activities:
               Provision for loan losses                                           71,209                77,629
               Depreciation and amortization                                       25,038                21,684
               Provision for deferred taxes                                         2,283                   308
               Origination of mortgage loans for resale                           (79,265)              (50,739)
               Proceeds from the sale of mortgage loans for resale                 89,400                49,018
               Other asset and liability activity, net                           (158,631)               22,066
------------------------------------------------------------------------------------------------------------------
     Net cash flows from operating activities                                      (6,726)              169,510

CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisitions, net of cash received                                       (3,967)                   --
          Maturities and sales of securities available-for-sale                   337,109               119,025
          Purchases of securities available-for-sale                             (389,429)              (30,087)
          Maturities of securities held-to-maturity                               172,213               244,968
          Purchases of securities held-to-maturity                                 (3,503)             (132,348)
          Net change in loans                                                      23,964               (17,796)
          Credit card securitization activities                                        --              (295,000)
          Purchases of loan portfolios                                            (35,089)             (357,534)
          Purchases of premises and equipment                                     (18,228)              (15,543)
          Other, net                                                                  702                   814
------------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                      83,772              (483,501)

CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                                 (248,824)              246,645
          Assumption of deposits                                                   39,712                    --
          Net change in federal funds purchased and
               securities sold under repurchase agreements                       (243,886)              (51,088)
          Issuance of other borrowings                                            103,173                48,903
          Principal repayments of other borrowings
               and capital notes                                                  (66,173)              (38,722)
          Repurchase of common stock                                               (1,575)                   --
          Cash dividends paid                                                     (10,031)               (8,794)
------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                                    (427,604)              196,944
------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                          (350,558)             (117,047)

Cash and cash equivalents at beginning of period                                  816,509               755,842
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 465,951             $ 638,795
==================================================================================================================
Cash paid during the period for:
     Interest                                                                   $ 153,191             $ 160,364
     Income taxes                                                               $  25,699             $  31,195
==================================================================================================================

See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999



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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.


Note B:  Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.


Note C:  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarter ended and six months ended June 30, 1999 and June 30, 1998.


                                                                                  Quarter Ended June  30,  Six Months Ended June 30,

                                                                                     1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
 (in thousands)
Net Income                                                                         $ 23,771     $ 25,818     $ 43,240     $ 49,544

Other comprehensive income (loss), before tax
  Net unrealized holding gains (losses) arising during the period                    (8,337)         125      (11,706)         408
  Less:  Reclassification  adjustment  for  net  gains  realized  in net income          10          513          904        1,113
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, before tax                                                 (8,347)        (388)     (12,610)        (705)
Less:  Income tax benefit for other comprehensive loss                               (3,017)        (132)      (4,552)        (243)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                 (5,330)        (256)      (8,058)        (462)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $ 18,441     $ 25,562     $ 35,182     $ 49,082
===================================================================================================================================

Note D.  New Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 postponed the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June

15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative (including certain derivatives embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company currently has no derivatives that would materially impact its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis contains forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies and actions of governments. Any changes in such assumptions or factors could produce different results.


Results of Operations:
---------------------

Overview:

Net income for the quarter ended June 30, 1999 was $23.8 million, or $71.06 per common share, decreasing 7.9% from $25.8 million, or $77.07 per common share, for the same period in 1998. Net income for the six months ended June 30, 1999 was $43.2 million, or $129.17 per common share, decreasing 12.7% from $49.5 million, or $147.89 per common share, for the same period in 1998. This decline in net income for the six months ended June 30, 1999 when compared to the same period in 1998 relates primarily to proceeds received by the Company for the settlement of litigation recognized in the first quarter of 1998. The decline is also due to increased noninterest expense net of increased net interest income after provision for loan losses for the period.


Net interest income:

The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from interest-earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. The following table presents a summary of net interest income on a tax-equivalent basis, related average earning assets and net interest margin.


                                                         Quarter Ended June 30,              Six Months Ended June 30,
                                                         1999               1998               1999              1998
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Net interest income on a tax-equivalent basis         $  127,126         $  131,951         $  254,825         $  249,657
Average earning assets                                 6,978,332          6,756,484          6,976,145          6,669,190
Net interest margin (annualized)                            7.31%              7.83%              7.37%              7.55%

Net interest margins decreased primarily due to asset yields repricing downward in response to market conditions at a faster rate than the repricing of deposits.

Provision for loan losses:

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended June 30, 1999, the provision for loan losses decreased $8.8 million, or 22.4%, to $30.6 million compared to $39.5 million for the same period in 1998. For the six months ended June 30, 1999, the provision for loan losses decreased $6.4 million, or 8.3%, to $71.2 million compared to $77.6 million for the same period in 1998. The reduction in the provision for loan loss for the quarter ended and the six months ended June 30, 1999 is primarily due to a decline in the allowance for loan loss as a percentage of loans due to improved delinquency rates and a reduction in outstanding balances on credit card loans and related plans. The level of net charge-offs as a percentage of average loans has improved slightly but remains high primarily due to the high volume of delinquencies on consumer credit card loans and consumer bankruptcies which continue to adversely affect the credit card industry.

Noninterest income:
Noninterest income for the quarter ended June 30, 1999, was comparable to the noninterest income recognized in the same period in 1998. For the six months ended June 30, 1999, noninterest income decreased $14.4 million, or 10.6%, to $121.3 million compared to the same period in 1998. The decrease is primarily attributable to miscellaneous income recognized in 1998 which included proceeds received from the settlement of litigation. Additionally, a decrease of $2.4 million, or 12%, for the quarter ended June 30, 1999 and a decrease of $1.7 million, or 4.4%, for the six months ended June 30, 1999 occurred in processing services as a result of changes in the Company's merchant processing client base. These decreases were partially offset by an increase in credit card securitization income of $1.8 million, or 6%, to $31.2 million for the six months ended June 30, 1999 when compared to the same period in 1998. This increase in credit card securitization income resulted from the net impact of a $2.8 million, or 12.4%, increase in servicing income to $25.4 million from $22.6 million and a $1 million, or 14.8%, decrease in securitization gains to $5.9 million from $6.9 million.


Noninterest expense:
For the quarter ended June 30, 1999, noninterest expense increased $8 million, or 7.4%, to $115.9 million compared to the same period in 1998. For the six months ended June 30, 1999, noninterest expense increased $10.1 million, or 4.5%, to $235 million compared to the same period in 1998. A portion of the increase in noninterest expense is due to salaries and employee benefits which increased $7.5 million, or 17%, for the quarter ended June 30, 1999 and $15.5 million, or 17.4%, for the six months ended June 30, 1999 as a result of overall Company growth. Loan servicing expense increased $1.4 million, or 23.3%, for the quarter ended June 30, 1999 and $3 million, or 26.8%, for the six months ended June 30, 1999 due to the Company's increased collection efforts and the resulting increases in collection costs. Additionally, communication and supplies expense increased $5.5 million, or 56.2%, for the quarter ended June 30, 1999 and decreased $4.2 million, or 12.5%, for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to fluctuations in marketing expenses. Professional services decreased $5.3 million, or 40.7%, for the quarter ended June 30, 1999 and $7.6 million, or 30.1%, for the six months ended June 30, 1999 largely due to decreased fees paid to merchant sales representatives and organizations. Processing expenses declined $1.2 million, or 15.2%, for the quarter ended June 30, 1999 due to credit card processing expenses temporarily paid in 1998 to external processors until conversion of newly acquired credit card portfolios to the Company's own computer system. Increases in remaining expense categories related to continued Company growth and addressing Year 2000 issues. This growth was primarily due to increased processing volumes, the acquisition of new customer relationships and loan portfolios and continued investments in technology.


Credit Card Loan Activities:

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are securitized, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio between reported and managed loans at June 30, 1999 and December 31, 1998.

                                                           June 30, 1999                              December 31, 1998
                                               Reported     Securitized      Managed         Reported     Securitized      Managed
                                             ---------------------------------------------------------------------------------------

(in thousands)
Managed Loan Data
-----------------
As of Period End:
Total loans outstanding                       $5,641,090      $653,022      $6,294,112      $5,732,604      $653,022      $6,385,626
Total credit cards and related
   plans outstanding                          $2,515,120      $653,022      $3,168,142      $2,781,626      $653,022      $3,434,648


Year-to-Date Average:
Total loans outstanding                       $5,640,210      $653,022      $6,293,232      $5,440,079      $695,367      $6,135,446
Total credit cards and related
   plans outstanding                          $2,662,571      $653,022      $3,315,593      $2,728,328      $695,367      $3,423,695


In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $32.3 million during the six months ended June 30, 1999.

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

While delinquencies as a percentage of loans have improved since December 31, 1998, the consumer credit industry and the Company's credit card portfolio continue to experience high levels of delinquencies and charge-offs. The Company's management cannot predict whether this downward trend in delinquency rates and leveling off of charge-off rates will continue. It is likely that selected segments of consumers may continue to experience declines in credit quality. Therefore, management continues to closely evaluate and monitor consumer behavior, credit standards and marketing strategies.

The following table reflects the delinquency rates for the Company's overall loan portfolio as well as a breakdown of the credit cards and related plans component. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans improved to a level of 2.86% at June 30, 1999 compared with 3.37% at December 31, 1998. The delinquency rate as a percentage of total credit card loans and related plans was 5.12% at June 30, 1999 down from 5.94% at December 31, 1998.


Delinquent Loans:
                                                                 June 30, 1999                         December 31, 1998
                                                  -------------------------------------------- -------------------------------------

(in thousands)

Total Loans                                                                % of Loans                                 % of Loans
-----------                                                             ---------------                            ----------------
Loans outstanding                                    $5,641,090                                 $5,732,604
Loans delinquent:
     30 - 89 days                                      $105,818               1.88%               $121,237                 2.11%
     90 days or more & still accruing                    55,545               0.98%                 72,482                 1.26%
                                                  -------------------------------------      --------------------------------------
          Total delinquent loans                       $161,363               2.86%               $193,719                 3.37%
                                                  =====================================      ======================================
Nonaccrual loans                                         $6,188                .11%                 $7,027                  .12%
                                                  =====================================      ======================================

Credit Cards and Related Plans
------------------------------
Loans outstanding                                    $2,515,120                                 $2,781,626
Loans delinquent:
     30 - 89 days                                       $77,502               3.08%                $96,625                 3.47%
     90 days or more & still accruing                    51,261               2.04%                 68,578                 2.47%
                                                  -------------------------------------      --------------------------------------
          Total delinquent loans                       $128,763               5.12%               $165,203                 5.94%
                                                  =====================================      ======================================
Nonaccrual loans                                             --                  --                     --                    --
                                                  =====================================      ======================================

The Company's policy is to charge off credit card and related loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $89.4 million for the six months ended June 30, 1999 compared to $85.1 million for the same period in 1998. Net charge-offs as a percentage of average loans has improved slightly to 1.59% for the six months ended June 30, 1999 compared to 1.61% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.


Allowance for Loan Losses:
                                                    For the Six Months Ended June 30,
                                                    1999                         1998
                                              ---------------------------------------------
(in thousands)
Balance at January 1                             $ 121,877                    $ 128,990
Addition due to loan purchases                         953                       11,771
Reduction due to sales of loans                         --                       (8,990)
Provision for loan losses                           71,209                       77,629

Loans charged off:
     Credit cards and related plans               (102,480)                     (96,457)
     All other loans                                (2,118)                      (2,390)
Loans recovered:
     Credit cards and related plans                 13,995                       12,588
     All other loans                                 1,192                        1,159
                                              ---------------------------------------------
Total net charge-offs                              (89,411)                     (85,100)

                                              ---------------------------------------------
Balance at June 30                               $ 104,628                    $ 124,300
                                              =============================================
Allowance as a percentage of loans                    1.85%                        2.24%

Total net charge-offs as a percentage
   of average loans                                   1.59%                        1.61%


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

As of June 30, 1999, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%.

During the six months ended June 30, 1999, the Company repurchased 500 shares of the Company's common stock. These shares were retired decreasing the total number of shares issued and outstanding to 334,500. The purchase prices of these transactions were negotiated at arm's length and reflected fair value of the Company's common stock.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $17.1 million in capital notes outstanding as of June 30, 1999 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.


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

Domestic retail deposits are used as the primary source of funding for all banking subsidiaries. In order to maintain flexibility and diversity in liquidity management, the Company also has access to a variety of other funding sources. These other sources include securities sold under repurchase agreements, federal funds purchased, securitization, Federal Home Loan Bank advances, other short-term and long-term debt and subordinated capital notes. The parent company's cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At June 30, 1999 and 1998, $653 million and $655 million, respectively, of the Company's managed credit card portfolio was securitized with an additional $275 million and $295 million, respectively, in unused securitization lines available. The Company had Federal Home Loan Bank advances in other borrowings of $66.6 million as of June 30, 1999 and $28.5 million as of December 31, 1998. At June 30, 1999, the parent company had no balance outstanding under a $100 million syndicated revolving credit facility reflected in other borrowings. As part of this syndicated credit facility arranged for the parent company, a $150 million revolving credit facility for the Bank was also available. During the second quarter of 1999, the $150 million portion of the credit facility for the Bank was discontinued.


Year 2000 Readiness
-------------------

The Company's State of Readiness. As is the case for most financial services
--------------------------------
companies that are heavily dependent on computer systems, the Year 2000 computer problem presents significant issues for the Company. The Company began working on Year 2000 challenges in 1994 and has established a Year 2000 Project Management Office (PMO) to monitor, evaluate and manage the risks, solutions and costs associated with Year 2000 issues. The PMO has developed a project plan for the Company and served as a resource to assist the Company's various business units in assessment, remediation and testing for Year 2000 readiness. The PMO also monitors and incorporates into the Company's plans the numerous regulatory guidelines issued by the Federal Financial Institutions Examination Council. The Company's various business units have been examined and will be subject to ongoing examinations with regard to their Year 2000 readiness by appropriate regulatory authorities and internal auditors. The Company's Year 2000 project includes internal information technology (IT) systems, internal non-IT systems (such as microcontrollers in telephone, security and alarm equipment) and external services and systems that are necessary to carry on the Company's business.

The Company's Year 2000 Project includes four phases - awareness, assessment, remediation and testing. Executive management of the Company reviewed and approved these various phases of the project plan as they were completed.

 .    The Company considers the awareness phase of its Year 2000 Project to be complete from an internal standpoint. Awareness efforts with regard to the Company's customers and vendors will be ongoing as circumstances dictate.

 .    The Company considers the assessment phase of its Year 2000 Project to be complete for internal mission critical systems (IT and non-IT). Assessment of external services and systems has been dependent, in part, on vendor management surveys. The Company has substantially completed this survey process and has received a 100% response rate from mission critical vendors. The Company's assessment phase also included a review of its business processes, with the goal being an identification of the Company's key operational tasks, risks and priorities for mission critical systems.

 .    The remediation phase of the Company's project included the analysis, planning and actual remediation necessary to bring mission critical internal systems (both IT and non-IT) into a Year 2000 ready status. Remediation includes upgrading, renovating or replacing existing systems. The Company has completed this phase of its Year 2000 Project with respect to internal mission critical systems. In limited situations, completion of remediation is dependent on the performance of third party vendors, which is not completely within the control of the Company.

 .    The testing phase of the Company's project involved various types of testing of internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. The Company completed testing and implementation of mission critical systems on June 30, 1999.

As remediated and tested internal mission critical systems were brought into production, the Company implemented additional quality control management practices to avoid the re-introduction of Year 2000-related problems. This is important because normal operations and regulatory considerations may require that modifications continue to be made to the Company's systems in 1999. To some extent, therefore, all four phases of the Company's project will continue on an ongoing basis throughout 1999 and beyond.

The Costs to Address the Company's Year 2000 Issues. Through June 30, 1999,
---------------------------------------------------
cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $9.3 million. A significant portion of this estimated total includes the cost of existing staff that have been redeployed to the Year 2000 project from other technology development plans. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues. The Company estimates that remaining Year 2000 costs will total approximately $3.7 million and therefore, the total estimated Year 2000 Project costs from inception through completion should approximate $13 million.

The Risks of the Company's Year 2000 Issues. As is the case with many financial
-------------------------------------------
services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company's ability to serve its retail banking customers and its nationwide base of credit card customers could be directly affected. System failures could also directly affect the Company's ability to fulfill its service commitments to commercial customers. Many of the Company's commercial financial services are either dependent upon computerized data processing, or are financial data processing services in and of themselves. Some of these services include the Company's national credit card merchant processing business, commercial cash management services, financial institution data processing services and marketing and support of financial software products. Year 2000 failures associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company's Year 2000 Project includes contingency plans for third party Year 2000 failures, there can be no assurances that mission critical third party vendors or other significant third parties (such as the telecommunications or utilities industries, the Federal Reserve System or national credit card associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 problems could also have a material adverse effect on the Company. Uncertainty prevents the Company from identifying any of these events as a reasonably likely worst case scenario or quantifying their financial impact in any reasonable manner. The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and, through its Year 2000 Project, strives to minimize their impact.

The Company's Contingency Plans. The Company is substantially complete in
-------------------------------
developing contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company has developed plans designed to meet possible unusually high cash demands generated by the publicity concerning potential Year 2000 issues for financial institutions. The initial contingency planning process is well under way. These plans are subject to ongoing review, testing and adjustment. Contingency plans are limited or problematic for some systems or services because there are no reasonable economic alternatives for these systems or services. There can be no assurance that contingency plans will fully mitigate Year 2000 problems.

The foregoing Year 2000 discussion contains forward-looking statements, including without limitation, anticipated costs based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware and the adequacy of and ability to implement contingency plans and similar uncertainties.


Item 3.  Market Risk:

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at June 30, 1999, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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


Part II.  OTHER INFORMATION

Items 1, 2, 3 and 5:   Not applicable or negative response.

Item 4:                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       The annual meeting of the Company's stockholders was held on June 16, 1999 for the purpose of electing three directors for terms of three years. Proxies for the meeting were solicited pursuant to Sections 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation for the elected directors was as follows:

                                                 Shares            Shares
                                                 Voted             Voted
                                                 "FOR"           "WITHHELD"

                       F. Phillips Giltner      312,349             71

                       J. William Henry         312,354             66

                       Daniel K. O'Neill        312,330             90

Item 6:  Exhibits and Reports on Form 8-K

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

              27       Financial Data Schedule (EDGAR filing only).

(b) Reports on         On June 10, 1999 the registrant filed a current report on
    Form 8-K           Form 8-K, Item 1, reporting the changes in control of
                       registrant where Elizabeth D. Lauritzen, Bruce R.
                       Lauritzen and Ann Lauritzen Pape were appointed by court order to act as co-conservators of all assets of John R.
                       Lauritzen.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST NATIONAL OF NEBRASKA, INC.

By: /s/ Dennis A. O'Neal                   Date:  August 9, 1999
   -----------------------------                -------------------------------
        Dennis A. O'Neal
        Executive Vice President
        and Treasurer, Principal
        Financial Officer