Form 10-Q
period 1999-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 1999-11-10
CIK 36725

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File No. 03502

First National of Nebraska, Inc.
(Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization) One First National Center Omaha, NE (Address of principal executive offices)	47-0523079 (I.R.S. Employer Identification No.) 68102 (Zip Code)

Registrant’s telephone number, including area code: (402) 341-0500

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X          No     .

           As of November 5, 1999, the number of outstanding shares of the registrant’s common stock ($5.00 par value) was 334,500.

PART I. FINANCIAL INFORMATION
Part I. Item 1. Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	September 30, 1999	December 31, 1998

	(unaudited)
(in thousands except share and per share data)

ASSETS
Cash and due from banks	$ 295,954	$ 434,275
Federal funds sold and other short-term investments	90,618	382,234

Total cash and cash equivalents	386,572	816,509

Securities available-for-sale (amortized cost $1,034,786 and $852,374)	1,025,399	854,183
Securities held-to-maturity (fair value $206,376 and $423,554)	206,785	420,918

Loans	5,843,848	5,746,054
Less: Allowance for loan losses	102,427	121,877
Unearned income	13,092	13,450

Net loans	5,728,329	5,610,727

Premises and equipment, net	142,704	138,853
Other assets	368,203	346,625

Total assets	$7,857,992	$8,187,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$ 767,975	$ 896,485
Interest-bearing	5,823,638	5,971,396

Total deposits	6,591,613	6,867,881

Federal funds purchased and securities sold under repurchase agreements	224,272	358,975
Other liabilities	93,659	250,753
Federal Home Loan Bank advances and other borrowings	227,590	33,039
Capital notes	92,070	92,864

Total liabilities	7,229,204	7,603,512

Stockholders’ equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 and 335,000 shares issued and outstanding, respectively	1,673	1,675
Additional paid-in capital	2,511	2,515
Retained earnings	630,591	578,951
Accumulated other comprehensive income (loss)	(5,987)	1,162

Total stockholders’ equity	628,788	584,303

Total liabilities and stockholders’ equity	$7,857,992	$8,187,815

See notes to consolidated financial statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

(in thousands except share and per share data)

Interest income:
Interest and fees on loans and lease financing	$188,425	$196,240	$555,817	$564,020
Interest on securities:
Taxable interest income	16,786	15,669	48,686	49,742
Nontaxable interest income	286	202	764	645
Interest on federal funds sold and other short-term investments	2,476	3,161	6,639	9,958

Total interest income	207,973	215,272	611,906	624,365

Interest expense:
Interest on deposits	70,093	78,201	211,029	228,689
Interest on federal funds purchased and securities sold under repurchase agreements	2,270	1,996	5,634	6,228
Interest on Federal Home Loan Bank advances	2,283	270	3,644	644
Interest on other borrowings and capital notes	1,848	2,163	5,553	6,744

Total interest expense	76,494	82,630	225,860	242,305

Net interest income	131,479	132,642	386,046	382,060

Provision for loan losses	35,495	41,815	106,705	119,444

Net interest income after provision for loan losses	95,984	90,827	279,341	262,616

Noninterest income:
Processing services	18,275	21,021	54,272	58,692
Credit card securitization income	15,867	14,074	47,106	43,542
Deposit services	7,228	6,475	20,121	18,524
Trust and investment services	5,448	5,506	17,038	16,908
Commissions	2,794	1,133	12,674	11,568
Miscellaneous	12,214	10,837	31,886	45,462

Total noninterest income	61,826	59,046	183,097	194,696

Noninterest expense:
Salaries and employee benefits	54,100	45,401	158,676	134,459
Communications and supplies	15,808	12,039	45,182	45,601
Loan servicing expense	7,473	7,005	21,891	18,375
Processing expense	6,952	7,696	21,242	21,647
Net occupancy expense of premises	7,730	8,081	22,532	22,795
Equipment rentals, depreciation and maintenance	10,449	9,435	30,054	27,068
Professional services	8,365	12,628	26,083	37,982
Miscellaneous	10,230	10,840	30,399	30,097

Total noninterest expense	121,107	113,125	356,059	338,024

Income before income taxes	36,703	36,748	106,379	119,288

Income tax expense(benefit):
Current	15,062	12,904	39,215	45,592
Deferred	(1,285)	880	998	1,188

Total income tax expense	13,777	13,784	40,213	46,780

Net income	$ 22,926	$ 22,964	$ 66,166	$ 72,508

Average number of common shares outstanding	334,500	335,000	334,663	335,000

Net income per common share	$ 68.54	$ 68.55	$ 197.71	$ 216.44

Cash dividends declared per common share	$ 8.75	$ 8.75	$ 38.72	$ 35.00

See notes to consolidated financial statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,

	1999	1998

(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 66,166	$ 72,508
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	106,705	119,444
Depreciation and amortization	38,695	31,812
Provision for deferred taxes	998	1,188
Origination of mortgage loans for resale	(114,565)	(100,305)
Proceeds from the sale of mortgage loans for resale	126,504	84,633
Other asset and liability activity, net	(180,935)	32,745

Net cash flows from operating activities	43,568	242,025

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(3,525)	(855)
Maturities and sales of securities available-for-sale	350,736	143,088
Purchases of securities available-for-sale	(531,849)	(533,563)
Maturities of securities held-to-maturity	221,361	517,797
Purchases of securities held-to-maturity	(7,132)	(170,330)
Net change in loans	(200,562)	(91,780)
Credit card securitization activities	—	(295,000)
Purchases of loan portfolios	(40,237)	(379,648)
Purchases of premises and equipment	(27,914)	(25,582)
Other, net	1,091	2,043

Net cash flows from investing activities	(238,031)	(833,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(319,707)	334,736
Assumption of deposits, net	39,712	—
Net change in federal funds purchased and securities sold under repurchase agreements	(134,703)	10,186
Issuance of Federal Home Loan Bank advances and other borrowings	292,924	63,748
Principal repayments of Federal Home Loan Bank advances, other borrowings and capital notes	(99,167)	(71,270)
Repurchase of common stock	(1,575)	—
Cash dividends paid	(12,958)	(11,725)

Net cash flows from financing activities	(235,474)	325,675

Net change in cash and cash equivalents	(429,937)	(266,130)

Cash and cash equivalents at beginning of period	816,509	755,842

Cash and cash equivalents at end of period	$ 386,572	$ 489,712

Cash paid during the period for:
Interest	$ 229,332	$ 241,988
Income taxes	$ 37,737	$ 43,707

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C: Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company ’s only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarter ended and nine months ended September 30, 1999 and September 30, 1998.

	Quarter Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

(in thousands)

Net Income	$22,926	$22,964	$ 66,166	$72,508

Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) arising during the period	1,420	4,321	(10,286)	4,729
Less: Reclassification adjustment for net gains realized in net income	5	166	909	1,279

Other comprehensive gain (loss), before tax	1,415	4,155	(11,195)	3,450
Less: Income tax benefit (expense) for other comprehensive loss	506	1,505	(4,046)	1,262

Other comprehensive gain (loss), net of tax	909	2,650	(7,149)	2,188

Comprehensive income	$23,835	$25,614	$ 59,017	$74,696

Note D. New Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 postponed the effective date for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative (including certain derivatives embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative ’s gain or loss to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company currently has no derivatives that would materially impact its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements which reflect management ’s current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, competitive environment and related market conditions, operating efficiencies and actions of governments. Any changes in such assumptions or factors could produce different results.

Results of Operations:

Overview:

Net income for the quarter ended September 30, 1999 was $22.9 million, or $68.54 per common share, compared to $23 million, or $68.55 per common share, for the same period ended in 1998. Net income for the nine months ended September 30, 1999 was $66.2 million, or $197.71 per common share, decreasing 8.8% from $72.5 million, or $216.44 per common share, for the same period ended in 1998. The decline in net income for the nine months ended September 30, 1999 compared to the same period in 1998 relates primarily to proceeds received by the Company for the settlement of litigation recognized in the first quarter of 1998. The decline is also due to increased noninterest expense offset by increased net interest income after provision for loan losses for the nine months ended September 30, 1999.

Net interest income:

The Company’s primary source of income is net interest income which is defined as the difference between interest income and fees derived from interest-earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. The following table presents a summary of net interest income on a tax-equivalent basis, related average earning assets and net interest margin.

	Quarter Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

(in thousands)

Net interest income on a tax-equivalent basis	$ 131,631	$ 132,750	$ 386,457	$ 382,406
Average earning assets	7,104,295	6,851,257	7,019,332	6,730,545
Net interest margin (annualized)	7.35%	7.69%	7.36%	7.60%

The decreases in net interest margins relate to declines in higher yielding outstanding credit card and related plan average balances net of increases in outstanding non-credit card loan average balances. Net interest margin decreases also relate to asset yields repricing downward in response to market conditions at a faster rate than the repricing of deposits.

Provision for loan losses:

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to its loans. For the quarter ended September 30, 1999, the provision for loan losses decreased $6.3 million, or 15.1%, to $35.5 million compared to $41.8 million for the same period in 1998. For the nine months ended September 30, 1999, the provision for loan losses decreased $12.7 million, or 10.7%, to $106.7 million compared to $119.4 million for the same period in 1998. The reduction in the provision for loan losses for the quarter ended and the nine months ended September 30, 1999 is due to improved delinquency and charge-off rates and a reduction in credit card loans and related plans outstanding balances relative to the entire portfolio. This reduction resulted in a decline in the allowance for loan losses as a percentage of loans. Although the level of net charge-offs as a percentage of average loans has improved, it remains high primarily due to delinquencies on consumer credit card loans and consumer bankruptcies which continue to adversely affect the credit card industry.

Noninterest income:

Noninterest income for the quarter ended September 30, 1999, increased $2.8 million, or 4.7%, to $61.8 million compared to the same period in 1998. For the nine months ended September 30, 1999, noninterest income decreased $11.6 million, or 6%, to $183.1 million compared to the same period in 1998. The decrease is primarily attributable to miscellaneous income recognized in the first quarter of 1998 which included proceeds received from the settlement of litigation. In addition, processing services decreased $2.7 million, or 13.1%, to $18.3 million for the quarter ended September 30, 1999 and decreased $4.4 million, or 7.5%, to $54.3 million for the nine months ended September 30, 1999 due to changes in the Company’s merchant processing client base. These decreases were partially offset by an increase in credit card securitization income of $3.6 million, or 8.2%, to $47.1 million for the nine months ended September 30, 1999 when compared to the same period in 1998. This increase in credit card securitization income resulted from the net impact of a $3 million, or 8.4%, increase in net servicing income to $38.8 million from $35.8 million and a $500,000, or 7.1%, increase in securitization gains to $8.3 million from $7.8 million. Income related to commissions and deposit services increased generally as a result of growth in the Company’s customer base and overall transaction volume.

Noninterest expense:

For the quarter ended September 30, 1999, noninterest expense increased $8 million, or 7.1%, to $121.1 million compared to the same period in 1998. For the nine months ended September 30, 1999, noninterest expense increased $18 million, or 5.3%, to $356.1 million compared to the same period in 1998. A portion of the increase in noninterest expense is due to salaries and employee benefits which increased $8.7 million, or 19.2%, for the quarter ended September 30, 1999 and $24.2 million, or 18%, for the nine months ended September 30, 1999 as a result of growth in certain areas of the Company. Loan servicing expense increased $3.5 million, or 19.1%, for the nine months ended September 30, 1999 due to the Company’s increased collection efforts and associated costs as well as increased costs for credit applications and acquiring additional agent bank relationships. Communication and supplies expense increased $3.8 million, or 31.3%, for the quarter ended September 30, 1999 and decreased $400,000, or 1%, for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to fluctuations in marketing expenses. Professional services decreased $4.3 million, or 33.8%, for the quarter ended September 30, 1999 and decreased $11.9 million, or 31.3%, for the nine months ended September 30, 1999 largely due to decreased fees paid to merchant sales representatives and organizations. Increases in remaining expense categories related to the acquisition of new customer relationships and loan portfolios, continued investments in technology and addressing Year 2000 issues.

Credit Card Loan Activities:

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are securitized, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio between reported and managed loans at September 30, 1999 and December 31, 1998.

	September 30, 1999			December 31, 1998
	Reported	Securitized	Managed	Reported	Securitized	Managed

(in thousands)
Managed Loan Data

As of Period End:
Total loans outstanding	$5,830,756	$653,022	$6,483,778	$5,732,604	$653,022	$6,385,626
Total credit cards and related plans outstanding	$2,500,732	$653,022	$3,153,754	$2,781,626	$653,022	$3,434,648

Year-to-Date Average:
Total loans outstanding	$5,660,842	$653,022	$6,313,864	$5,440,079	$695,367	$6,135,446
Total credit cards and related plans outstanding	$2,536,241	$653,022	$3,189,263	$2,728,328	$695,367	$3,423,695

In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $37.1 million during the nine months ended September 30, 1999.

Asset Quality

The Company’s loan delinquency rates and net charge-off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company ’s collection efforts. The Company’s objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the credit cards and related plans loan portfolio with the use of statistically-based computer simulation models.

While delinquencies as a percentage of loans have improved since December 31, 1998, the consumer credit industry and the Company’s credit card portfolio continue to experience high levels of delinquencies and charge-offs. The Company’s management cannot predict whether this downward trend in delinquency and charge-off rates will continue. It is likely that selected segments of consumers may continue to experience declines in credit quality. Therefore, management continues to closely evaluate and monitor consumer behavior, credit standards and marketing strategies.

The following table reflects the delinquency rates for the Company’s overall loan portfolio as well as a breakdown of the credit cards and related plans component. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans improved to a level of 2.80% at September 30, 1999 compared with 3.37% at December 31, 1998. The delinquency rate as a percentage of total credit card loans and related plans was 5.27% at September 30, 1999 down from 5.94% at December 31, 1998.

Delinquent Loans:

	September 30, 1999		December 31, 1998

		% of Loans		% of Loans

(in thousands)

Total Loans

Loans outstanding	$5,830,756		$5,732,604
Loans delinquent:
30–89 days	$ 101,302	1.74%	$ 121,237	2.11%
90 days or more & still accruing	61,765	1.06%	72,482	1.26%

Total delinquent loans	$ 163,067	2.80%	$ 193,719	3.37%

Nonaccrual loans	$ 7,081.12%		$ 7,027.12%

Credit Cards and Related Plans

Loans outstanding	$2,500,732		$2,781,626
Loans delinquent:
30–89 days	$ 77,639	3.10%	$ 96,625	3.47%
90 days or more & still accruing	54,270	2.17%	68,578	2.47%

Total delinquent loans	$ 131,909	5.27%	$ 165,203	5.94%

Nonaccrual loans	—	—	—	—

The Company’s policy is to charge off credit card and related loans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers’ unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company’s overall portfolio were $127.2 million for the nine months ended September 30, 1999 compared to $134 million for the same period in 1998. Net charge-offs as a percentage of average loans has improved to 2.25% for the nine months ended September 30, 1999 compared to 2.49% for the same period last year.

The following table presents the activity in the Company’s allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:

	For the Nine Months Ended September 30,

	1999	1998

(in thousands)

Balance at January 1	$ 121,877	$ 128,990
Addition due to loan purchases	1,091	12,421
Reduction due to sales of loans	—	(8,990)
Provision for loan losses	106,705	119,444

Loans charged off:
Credit cards and related plans	(145,910)	(151,724)
All other loans	(2,970)	(3,496)
Loans recovered:
Credit cards and related plans	20,107	19,479
All other loans	1,527	1,702

Total net charge-offs	(127,246)	(134,039)

Balance at September 30	$ 102,427	$ 117,826

Allowance as a percentage of loans	1.76%	2.10%
Total net charge-offs as a percentage of average loans	2.25%	2.49%

Capital Resources

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Company and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

As of September 30, 1999, the most recent notification from the OCC categorized the Company ’s banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category. To be categorized as well capitalized, the Company’s banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%.

During the nine months ended September 30, 1999, the Company repurchased 500 shares of the Company’s common stock. These shares were retired decreasing the total number of shares issued and outstanding to 334,500. The purchase price of these transactions were negotiated at arm’s length and reflected the fair value of the Company’s common stock.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. These subordinated capital notes, along with $17.1 million in capital notes outstanding as of September 30, 1999 issued in connection with the Company’s previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

Liquidity Management

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company’s Asset/Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources.

Domestic retail deposits are used as the primary source of funding for all banking subsidiaries. In order to maintain flexibility and diversity in liquidity management, the Company also has access to a variety of other funding sources. These other sources include securities sold under repurchase agreements, federal funds purchased, credit card-backed securitizations, Federal Home Loan Bank advances, other debt agreements and subordinated capital notes. The parent company’s cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At September 30, 1999 and 1998, $653 million and $655 million, respectively, of the Company’s managed credit card portfolio was securitized with an additional $275 million and $295 million, respectively, in unused securitization lines available. The Company had Federal Home Loan Bank advances of $223.6 million as of September 30, 1999 and $28.5 million as of December 31, 1998. Federal Home Loan Bank advances at September 30, 1999 included an advance for $100 million which will mature in February 2000. At September 30, 1999, the parent company had no balance outstanding under a $100 million syndicated revolving credit facility.

Year 2000 Readiness

The Company’s State of Readiness. As is the case for most financial services companies that are heavily dependent on computer systems, the Year 2000 computer problem presents significant issues for the Company. The Company began working on Year 2000 challenges in 1994 and has established a Year 2000 Project Management Office (PMO) to monitor, evaluate and manage the risks, solutions and costs associated with Year 2000 issues. The PMO has developed a project plan for the Company and served as a resource to assist the Company’s various business units in assessment, remediation and testing for Year 2000 readiness. The PMO also monitors and incorporates into the Company’s plans the numerous regulatory guidelines issued by the Federal Financial Institutions Examination Council. The Company’s various business units have been examined and will be subject to ongoing examinations with regard to their Year 2000 readiness by appropriate regulatory authorities and internal auditors. The Company’s Year 2000 project includes internal information technology (IT) systems, internal non-IT systems (such as microcontrollers in telephone, security and alarm equipment) and external services and systems that are necessary to carry on the Company’s business.

The Company’s Year 2000 Project includes four phases—awareness, assessment, remediation and testing. Executive management of the Company reviewed and approved these various phases of the project plan as they were completed.

•
The Company considers the awareness phase of its Year 2000 Project to be complete from an internal standpoint. Awareness efforts with regard to the Company’s customers and vendors will be ongoing as circumstances dictate.

•
The Company considers the assessment phase of its Year 2000 Project to be complete for internal mission critical systems (IT and non-IT). Assessment of external services and systems has been dependent, in part, on vendor management surveys. The Company has substantially completed this survey process and has received a 100% response rate from mission critical vendors. The Company ’s assessment phase also included a review of its business processes, with the goal being an identification of the Company’s key operational tasks, risks and priorities for mission critical systems.

•
The remediation phase of the Company ’s project included the analysis, planning and actual remediation necessary to bring mission critical internal systems (both IT and non-IT) into a Year 2000 ready status. Remediation includes upgrading, renovating or replacing existing systems. The Company has completed this phase of its Year 2000 Project with respect to internal mission critical systems. In limited situations, completion of remediation is dependent on the performance of third party vendors, which is not completely within the control of the Company.

•
The testing phase of the Company’s project involved various types of testing of internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. The Company completed testing and implementation of mission critical systems on June 30, 1999.

As remediated and tested internal mission critical systems were brought into production, the Company implemented additional quality control management practices to avoid the re-introduction of Year 2000-related problems. This is important because normal operations and regulatory considerations may require that modifications continue to be made to the Company’s systems in 1999. To some extent, therefore, all four phases of the Company’s project will continue on an ongoing basis throughout 1999 and beyond.

The Costs to Address the Company’s Year 2000 Issues. Through September 30, 1999, cumulative costs relating directly to Year 2000 issues since the project’s inception have totaled approximately $10.6 million. A significant portion of this estimated total includes the cost of existing staff that have been redeployed to the Year 2000 project from other technology development plans. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues. The Company estimates that remaining Year 2000 costs will total approximately $2.4 million and therefore, the total estimated Year 2000 Project costs from inception through completion should approximate $13 million.

The Risks of the Company ’s Year 2000 Issues. As is the case with many financial services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company’s ability to serve its retail banking customers and its nationwide base of credit card customers could be directly affected. System failures could also directly affect the Company’s ability to fulfill its service commitments to commercial customers. Many of the Company’s commercial financial services are either dependent upon computerized data processing, or are financial data processing services in and of themselves. Some of these services include the Company’s national credit card merchant processing business, commercial cash management services, financial institution data processing services and marketing and support of financial software products. Year 2000 failures associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company’ s Year 2000 Project includes contingency plans for third party Year 2000 failures, there can be no assurances that mission critical third party vendors or other significant third parties (such as the telecommunications or utilities industries, the Federal Reserve System or national credit card associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 problems could also have a material adverse effect on the Company. Uncertainty prevents the Company from identifying any of these events as a reasonably likely worst case scenario or quantifying their financial impact in any reasonable manner. The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and, through its Year 2000 Project, strives to minimize their impact.

The Company’s Contingency Plans. The Company is substantially complete in developing contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company has developed plans designed to meet possible unusually high cash demands generated by the publicity concerning potential Year 2000 issues for financial institutions. The contingency planning process is well under way. These plans are subject to ongoing review, testing and adjustment. Contingency plans are limited or problematic for some systems or services because there are no reasonable economic alternatives for these systems or services. There can be no assurance that contingency plans will fully mitigate Year 2000 problems.

The foregoing Year 2000 discussion contains forward-looking statements, including without limitation, anticipated costs based on management ’s best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware and the adequacy of and ability to implement contingency plans and similar uncertainties.

Item 3. Market Risk

The Company’s primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:

The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at September 30, 1999, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company’s annualized net interest income.

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

Interest Rate Sensitivity Gap Analysis:

The Company uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities, while maintaining an acceptable interest rate spread. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would negatively affect net interest income. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5:
Not applicable or negative response.

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
“Bank”) dated December 7, 1995 between the Bank as “Issuer” and the Bank as
“Fiscal and Paying Agent” incorporated by reference to the Company’s Report on
Form 8-K, filed December 12, 1995.

10(a)	Deferred Compensation and Consultative Services Agreement between the Bank and
John R. Lauritzen and Amendment to Deferred Compensation and Consultative
Services Agreement between the Bank and John R. Lauritzen, incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the
fiscal year ended December 31, 1992.

10(b)	Deferred Compensation and Consultative Services Agreement between the Bank and
F. Phillips Giltner and Amendment to Deferred Compensation and Consultative
Services Agreement between the Bank and F. Phillips Giltner, incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the
fiscal year ended December 31, 1992.

10(c)	First National of Nebraska Senior Management Long Term Incentive Plan,
incorporated by reference to Exhibit 10(c) of the Company ’s Annual Report on
Form 10-K for the fiscal year ended December 31, 1992.

	10(d)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(e)	Employment Contract between the Parent Company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company ’s Annual Report on Form
10-K for the fiscal year ended December 31, 1992.

	27	Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA , INC .

/S / DENNIS A. O’NEAL By: Dennis A. O’Neal Executive Vice President and Treasurer, Principal Financial Officer	November 4, 1999 Date: