Form 10-K
period 1999-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 2000-03-28
CIK 36725

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to___________ .

Commission file number 03502.

First National of Nebraska, Inc. (Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-0523079 (I.R.S. Employer Identification No.)

One First National Center Omaha, NE (Address of principal executive offices)	68102 (Zip Code)

Registrant's telephone number, including area code	(402) 341-0500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No _________.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

As of February 25, 2000, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $237,094,550.

The number of outstanding shares of the registrant's common stock, as of March 8, 2000 was 334,500.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission.

Proxy statement of the registrant for the Company's 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission (Part III).

TABLE OF CONTENTS

10-K Requirement	Description	Page

Part I
Item I	Business
	The Company	1-5
	The Company I	30
	Competition	30
	Banking Subsidiaries	43
	Regulation	22-24
	Regulation I	30
	Employees	30
	Consolidated Average Balance Sheets	44-45
	Interest Rates and Differential	44-45
	Interest Rate and Volume Changes	46
	Investment Portfolio
	Securities Portfolio	14-16
	Securities Maturities	14-16
	Loan Portfolio	16-17
	Loan Portfolio I	31-34
	Loan Portfolio II	47-49
	Maturities and Sensitivities of Loans to Changes in Interest Rates	47
	Summary of Loan Loss Experience	17
	Summary of Loan Loss Experience I	34
	Summary of Loan Loss Experience II	47
	Summary of Loan Loss Experience III	49
	Risk Elements
	Nonaccrual, Restructured and Past Due Loans	32-34
	Nonaccrual, Restructured and Past Due Loans I	48
	Potential Problem Loans	48
	Foreign Outstandings	none
	Loan Concentrations	none
	Other Interest-Bearing Assets	none
	Deposits	50
	Return on Equity and Assets	7
	Return on Equity and Assets I	37
	Short-term Borrowings	50
Item 2	Properties	43
Item 3	Legal Proceedings	none
Item 4	Submission of Matters to a Vote of Security Holders	none
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	37
Item 6	Selected Financial Data	37
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operation	1-5
	Management's Discussion and Analysis of Financial Condition and Results of Operation I	30-36
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	35-36

Item 8	Financial Statements and Supplementary Data	8-29
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none

Part III
Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management	51*

Item 13	Certain Relationships and Related Transactions	*
Part IV
Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	52-53**

*	First National of Nebraska's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

**	These documents are filed as part of this report and are either attached hereto or incorporated by reference to documents previously filed with the Securities and Exchange Commission as exhibits.