Form 10-Q
period 2000-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 2000-05-11
CIK 36725

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2000, or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 03502

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

As of May 5, 2000, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

Part I. FINANCIAL INFORMATION
Part I. Item 1. Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	March 31, 2000	December 31, 1999

(in thousands except share and per share data)	(unaudited)

Assets
Cash and due from banks	$407,817	$407,584
Federal funds sold and other short-term investments	212,634	247,148

Total cash and cash equivalents	620,451	654,732

Investment Securities:
Available-for-sale (amortized cost $973,241 and $987,943)	953,027	971,449
Held-to-maturity (fair value $202,080 and $178,188)	203,795	179,406
Federal Home Loan Bank stock and other securities, at cost	34,576	42,215

Total investment securities	1,191,398	1,193,070

Loans	6,182,267	6,313,732
Less: Allowance for loan losses	100,023	106,484
Unearned income	16,143	15,429

Net loans	6,066,101	6,191,819

Premises and equipment, net	151,767	149,803
Other assets	372,323	371,020

Total assets	$8,402,040	$8,560,444

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$938,887	$858,895
Interest-bearing	6,311,905	6,149,817

Total deposits	7,250,792	7,008,712

Federal funds purchased and securities sold under repurchase agreements	116,299	341,485
Federal Home Loan Bank advances	137,381	372,077
Other borrowings	34,179	3,758
Other liabilities	102,899	89,549

Capital notes	93,992	94,389

Total liabilities	7,735,542	7,909,970

Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	675,270	656,786
Accumulated other comprehensive income (loss)	(12,956)	(10,496)

Total stockholders' equity	666,498	650,474

Total liabilities and stockholders' equity	$8,402,040	$8,560,444

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2000	1999

(in thousands except share and per share data)

Interest income:
Interest and fees on loans and lease financing	$190,819	$184,612
Interest on securities:
Taxable interest income	16,463	15,579
Nontaxable interest income	485	222
Interest on federal funds sold and other short-term investments	3,746	2,170

Total interest income	211,513	202,583

Interest expense:
Interest on deposits	76,913	71,052
Interest on federal funds purchased and securities sold under repurchase agreements	2,578	1,606
Interest on Federal Home Loan Bank advances	3,177	493
Interest on other borrowings	335	84
Interest on capital notes	1,796	1,770

Total interest expense	84,799	75,005

Net interest income	126,714	127,578
Provision for loan losses	28,072	40,566

Net interest income after provision for loan losses	98,642	87,012

Noninterest income:
Processing services	18,442	18,325
Credit card securitization income	17,901	16,244
Deposit services	7,417	6,194
Trust and investment services	5,580	5,998
Commissions	6,539	7,007
Miscellaneous	14,564	9,741

Total noninterest income	70,443	63,509

Noninterest expense:
Salaries and employee benefits	63,877	53,123
Communications and supplies	13,479	14,161
Equipment rentals, depreciation and maintenance	10,522	9,467
Net occupancy expense of premises	10,112	7,718
Professional services	8,650	9,983
Processing expense	7,760	7,406
Loan servicing expense	6,036	7,097
Miscellaneous	10,235	10,141

Total noninterest expense	130,671	119,096

Income before income taxes	38,414	31,425

Income tax expense (benefit):
Current	14,439	11,972
Deferred	(19)	(16)

Total income tax expense	14,420	11,956

Net income	$23,994	$19,469

Average number of common shares outstanding	334,500	334,994

Net income per common share	$71.73	$58.12

Cash dividends declared per common share	$16.47	$12.47

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2000	1999

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$23,994	$19,469
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	28,072	40,566
Depreciation and amortization	15,780	11,392
Provision for deferred taxes	(19)	(16)
Origination of mortgage loans for resale	(115,214)	(43,818)
Proceeds from the sale of mortgage loans for resale	103,859	41,549
Other asset and liability activity, net	19,590	(147,783)

Net cash flows from operating activities	76,062	(78,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(13,002)	—
Maturities of securities available-for-sale	30,290	118,787
Sales of securities available-for-sale	16,155	177,533
Purchases of securities available-for-sale	(32,918)	(285,603)
Maturities of securities held-to-maturity	3,624	101,819
Purchases of securities held-to-maturity	(26,569)	(2,273)
Redemption of FHLB stock and other securities	7,887	178
Purchases of FHLB stock and other securities	(247)	(11,273)
Net change in loans	(67,943)	74,746
Credit card securitization activities	204,057	—
Purchases of loan portfolios	(9,340)	(17,866)
Purchases of premises and equipment	(10,293)	(9,162)
Other, net	576	190

Net cash flows from investing activities	102,277	147,076

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	241,930	(135,556)
Net change in federal funds purchased and securities sold under repurchase agreements	(225,186)	(195,167)
Issuance of FHLB advances	112,576	40,180
Principal repayments on FHLB advances	(347,272)	(13,190)
Issuance of other borrowings	95,630	—
Principal repayments on other borrowings	(84,392)	(241)
Principal repayments on capital notes	(397)	(397)
Repurchase of common stock	—	(1,572)
Cash dividends paid	(5,509)	(4,177)

Net cash flows from financing activities	(212,620)	(310,120)

Net change in cash and cash equivalents	(34,281)	(241,685)
Cash and cash equivalents at beginning of period	654,732	816,509

Cash and cash equivalents at end of period	$620,451	$574,824

Cash paid during the period for:
Interest	$81,440	$75,978
Income taxes	5,449	2,218

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C: Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the three months ended March 31, 2000 and March 31, 1999.

	Three Months Ended March 31,
	2000	1999

(in thousands)

Net Income	$23,994	$19,469

Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	(1,764)	(3,369)
Less: Reclassification adjustment for net gains realized in net income	2,040	894

Other comprehensive gain (loss), before tax	(3,804)	(4,263)
Less: Income tax expense (benefit) for other comprehensive loss	(1,344)	(1,535)

Other comprehensive gain (loss), net of tax	(2,460)	(2,728)

Comprehensive income	$21,534	$16,741

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

Results of Operations

Overview

Net income for the three months ended March 31, 2000 was $24 million, or $71.73 per common share, compared to $19.5 million, or $58.12 per common share, for the same period ended in 1999. The increase in net income for the three months ended March 31, 2000 compared to the same period in 1999 relates primarily to a decrease of $12.5 million, or 30.8%, in the provision for loan losses. The Company also experienced increased noninterest expense partially offset by increased noninterest income for the period.

Net interest income

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

	Three Months Ended March 31,
	2000	1999

(in thousands)

Net interest income on a tax-equivalent basis	$126,975	$127,698
Average earning assets	7,580,489	6,973,932
Net interest margin (annualized)	6.74%	7.43%

The decrease in net interest margin relates primarily to declines in higher yielding outstanding credit card balances net of increases in outstanding non-credit card loan average balances. The decrease in net interest margin caused by the change in loan mix was partially offset by asset yields repricing upward in response to market rates at a faster rate than the repricing of deposits.

Provision for loan losses

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the three months ended March 31, 2000, the provision for loan losses decreased $12.5 million, or 30.8%, to $28.1 million compared to $40.6 million for the same period in 1999. The reduction in the provision for loan losses for the three months ended March 31, 2000 compared to the same period in 1999 is due to improved delinquency and charge-off rates and a reduction in the outstanding balances of credit card loans and related plans relative to the entire portfolio. These reductions have resulted in a decline in the Company's allowance for loan losses as a percentage of loans. Although the level of net charge-offs as a percentage of average loans has improved, it remains high primarily due to delinquencies on consumer credit card loans and consumer bankruptcies which continue to adversely affect the credit card industry.

Noninterest income

Noninterest income for the three months ended March 31, 2000, increased $6.9 million, or 10.9%, to $70.4 million compared to the same period in 1999. A portion of the increase in noninterest income is due to credit card securitization income which increased $1.7 million, or 10.2%, to $17.9 million for the three months ended March 31, 2000 compared to $16.2 million for the same period in 1999. This increase in credit card securitization income resulted from the net impact of a $5.2 million, or 179.3%, increase in securitization gains to $8.1 million from $2.9 million offset by a $3.5 million, or 26.3%, decrease in servicing income to $9.8 million from $13.3 million. The increase in securitization gains for the three months ended March 31, 2000 relates to an increase in credit card loans sold of $255 million. Deposit services income increased $1.2 million, or 19.7%, for the three months ended March 31, 2000 as compared to the same period in 1999 generally as a result of growth in the Company's customer base and overall transaction volume. Miscellaneous income increased $4.8 million, or 49.5%, in the three months ended March 31, 2000 when compared to the same period in 1999 which was primarily attributable to net gains recognized on the sale of mortgage loans, charged-off credit card loans and investment securities.

Noninterest expense

For the three months ended March 31, 2000, noninterest expense increased $11.6 million, or 9.7%, to $130.7 million compared to the same period in 1999. A significant portion of the increase was due to salaries and employee benefits which increased $10.8 million, or 20.2%, in the three months ended March 31, 2000 compared to the same period in 1999 resulting from Company growth and expansion into new products and into new markets. Professional services expense decreased $1.3 million, or 13.4%, in the three months ended March 31, 2000 compared to the same period in 1999 principally due to decreased fees paid to a third party merchant sales organization. Loan servicing expense decreased $1.1 million, or 14.9%, in the three months ended March 31, 2000 compared to the same period in 1999 primarily due to decreased credit card loans outstanding. Increases in remaining expense categories generally relate to the acquisition of new customer relationships and portfolios and continued investments in technology.

Credit Card Loan Activities

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are sold, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio net of unearned income between reported and managed loans at March 31, 2000 and December 31, 1999.

	March 31, 2000			December 31, 1999
	Reported	Securitized	Managed	Reported	Securitized	Managed

(in thousands)
Managed Loan Data

As of Period End:
Total loans outstanding	$ 6,166,124	$ 855,101	$ 7,021,225	$ 6,298,303	$ 651,044	$ 6,949,347
Total credit cards and related plans outstanding	$ 2,207,171	$ 855,101	$ 3,062,272	$ 2,540,774	$ 651,044	$ 3,191,818

Year-to-Date Average:
Total loans outstanding	$ 6,113,501	$ 794,099	$ 6,907,600	$ 5,741,204	$ 652,599	$ 6,393,803
Total credit cards and related plans outstanding	$ 2,312,430	$ 794,099	$ 3,106,529	$ 2,587,720	$ 652,599	$ 3,240,319

The decrease in reported credit cards and related plans outstanding at March 31, 2000 is partially attributable to a net increase in securitization volume of $204.1 million during the first quarter.

Asset Quality

The Company's loan delinquency rates and net charge-off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company's collection efforts. The Company's objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the credit card loan portfolio with the use of statistically-based computer simulation models.

Although the level of delinquencies and charge-offs has improved, the consumer credit industry continues to experience relatively high levels of delinquencies and charge-offs when compared to other loan sectors. As a major credit card issuer, the Company also continues to experience relatively high net charge-off and delinquency rates. While delinquency and charge-off rates have declined, selected segments of consumers will continue to experience credit problems. Therefore, management continues to closely evaluate and monitor consumer behavior, credit standards and marketing strategies.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans improved to a level of 2.64% at March 31, 2000 compared with 2.86% at December 31, 1999. The delinquency rate as a percentage of total credit card loans and related plans was 4.65% at March 31, 2000 down from 5.01% at December 31, 1999.

Delinquent Loans:

	March 31, 2000		December 31, 1999

(in thousands)
Total Loans		% of Loans		% of Loans
Loans outstanding	$6,166,124		$6,298,303
Loans delinquent:
30 - 89 days	$109,711	1.78%	$121,465	1.93%
90 days or more & still accruing	52,987.86%		58,809	0.93%

Total delinquent loans	$162,698	2.64%	$180,274	2.86%

Nonaccrual loans	$14,252.23%		$11,766.19%

Credit Cards and Related Plans
Loans outstanding	$2,207,171		$2,540,774
Loans delinquent:
30 - 89 days	$59,269	2.69%	$74,335	2.93%
90 days or more & still accruing	43,327	1.96%	52,903	2.08%

Total delinquent loans	$102,596	4.65%	$127,238	5.01%

Nonaccrual loans	—	—	—	—

The Company's policy is to charge off credit card and related plans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $32.2 million for the three months ended March 31, 2000 compared to $46.9 million for the same period in 1999. Net charge-offs as a percentage of average loans has improved to .53% for the three months ended March 31, 2000 compared to .83% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:

	For the Three Months Ended March 31,
	2000	1999

(in thousands)
Balance at January 1	$106,484	$121,877
Addition due to acquisitions of loans	263	481
Reduction due to sales of loans	(2,632)	—
Provision for loan losses	28,072	40,566
Loans charged off:
Credit cards and related plans	(37,558)	(53,346)
All other loans	(1,078)	(1,324)
Loans recovered:
Credit cards and related plans	6,151	7,212
All other loans	321	509

Total net charge-offs	(32,164)	(46,949)

Balance at March 31	$100,023	$115,975

Allowance as a percentage of loans	1.62%	2.06%
Total net charge-offs as a percentage of average loans	0.53%	0.83%

Capital Resources

On April 6, 2000, the parent company became a "financial holding company" under the Gramm-Leach-Bliley Act. As a financial holding company, the Company is permitted to engage in and to acquire companies engaged in "financial in nature" activities. These activities could include, among other things, securities and insurance activities and investment banking (through appropriate entities). Engaging in these activities could subject the parent company and its subsidiaries to regulation by additional functional regulators. The parent company is required to satisfy certain conditions in order to retain its rights as a financial holding company. One such condition is that all of the depository institutions controlled by the Company must be and remain well capitalized and well managed. Failure to satisfy this condition could result in regulatory action against the Company, including forced divestiture of its depository institution subsidiaries.

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

As of March 31, 2000, the most recent notification from the bank regulators categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries to remain in the "well capitalized" category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. During 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company's $16.7 million in capital notes outstanding as of March 31, 2000 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

Liquidity Management

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company's Asset and Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources. The parent company's cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

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

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At March 31, 2000 and December 31, 1999, $855.1 million and $651 million, respectively, of the Company's managed credit card portfolio was securitized with no additional unused securitization lines available at March 31, 2000 and $255 million lines available at December 31, 1999. Additionally, the Company had Federal Home Loan Bank advances of $137.4 million as of March 31, 2000 and $372.1 million as of December 31, 1999. At March 31, 2000, the parent company had no balance outstanding under a $100 million syndicated revolving credit facility which will mature on December 4, 2000.

Item 3. Market Risk

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:

The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at March 31, 2000, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

The Company has established guidelines that limit the acceptable potential change in net interest margin and net income under these interest rate and balance sheet scenarios. The Company intends to use interest rate swap agreements on a limited basis in the future to change the characteristics of selected fixed rate exposures as an element of its risk management policy.

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

FIRST NATIONAL OF NEBRASKA, INC.

By:	/s/ Dennis A. O'Neal	Date:	May 4, 2000

Dennis A. O'Neal Executive Vice President and Treasurer, Principal Financial Officer