Form 10-Q
period 2000-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 2000-08-04
CIK 36725

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2000, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.

Commission file number 03502

First National of Nebraska, Inc.

(Exact name of registrant as specified in its charter)

Nebraska	47-0523079

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One First National Center Omaha, NE	68102

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(402) 341-0500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No    .

As of August 2, 2000, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

Part I. FINANCIAL INFORMATION

Part I. Item 1. Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	June 30, 2000	December 31, 1999

(in thousands except share and per share data)	(unaudited)
Assets
Cash and due from banks	$366,070	$407,584
Federal funds sold and other short-term investments	301,128	247,148

Total cash and cash equivalents	667,198	654,732

Investment Securities:
Available-for-sale (amortized cost $917,993 and $987,943)	901,263	971,449
Held-to-maturity (fair value $217,862 and $178,188)	219,293	179,406
Federal Home Loan Bank stock and other securities, at cost	34,593	42,215

Total investment securities	1,155,149	1,193,070

Loans	6,475,568	6,313,732
Less: Allowance for loan losses	97,678	106,484
Unearned income	18,647	15,429

Net loans	6,359,243	6,191,819

Premises and equipment, net	156,983	149,803
Other assets	397,674	371,020

Total assets	$8,736,247	$8,560,444

Liabilities and Stockholders' Equity

Deposits:
Noninterest-bearing	$876,411	$858,895
Interest-bearing	6,527,022	6,149,817

Total deposits	7,403,433	7,008,712

Federal funds purchased and securities sold under repurchase agreements	236,251	341,485
Federal Home Loan Bank advances	141,050	372,077
Other borrowings	81,225	3,758
Other liabilities	99,327	89,549

Capital notes	94,048	94,389

Total liabilities	8,055,334	7,909,970

Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized,
334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	687,447	656,786
Accumulated other comprehensive income (loss)	(10,718)	(10,496)

Total stockholders' equity	680,913	650,474

Total liabilities and stockholders' equity	$8,736,247	$8,560,444

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$194,493	$182,780	$385,312	$367,392
Interest on securities:
Taxable interest income	16,423	16,321	32,886	31,900
Nontaxable interest income	482	256	967	478
Interest on federal funds sold and other short-term investments	2,936	1,992	6,682	4,162

Total interest income	214,334	201,349	425,847	403,932

Interest expense:
Interest on deposits	82,704	69,884	159,617	140,936
Interest on federal funds purchased and securities sold under repurchase agreements	2,822	1,758	5,400	3,364
Interest on Federal Home Loan Bank advances	3,081	868	6,258	1,361
Interest on other borrowings	701	78	1,036	162
Interest on capital notes	1,867	1,773	3,663	3,543

Total interest expense	91,175	74,361	175,974	149,366

Net interest income	123,159	126,988	249,873	254,566
Provision for loan losses	28,578	30,643	56,650	71,209

Net interest income after provision for loan losses	94,581	96,345	193,223	183,357

Noninterest income:
Credit card securitization income	22,463	14,995	40,364	31,239
Processing services	21,907	17,672	40,349	35,997
Deposit services	8,348	6,699	15,765	12,893
Commissions	5,363	2,873	11,902	9,880
Trust and investment services	5,450	5,592	11,030	11,590
Miscellaneous	12,742	9,931	27,306	19,672

Total noninterest income	76,273	57,762	146,716	121,271

Noninterest expense:
Salaries and employee benefits	62,884	51,453	126,761	104,576
Communications and supplies	18,276	15,213	31,755	29,374
Equipment rentals, depreciation and maintenance	13,732	12,547	26,503	24,083
Net occupancy expense of premises	10,210	7,084	20,322	14,802
Processing expense	8,225	6,884	15,985	14,290
Loan servicing expense	8,682	7,321	14,718	14,418
Professional services	7,253	5,326	13,654	13,240
Miscellaneous	10,720	10,028	20,955	20,169

Total noninterest expense	139,982	115,856	270,653	234,952

Income before income taxes	30,872	38,251	69,286	69,676
Income tax expense (benefit):
Current	13,368	12,181	27,807	24,153
Deferred	(1,362)	2,299	(1,381)	2,283

Total income tax expense	12,006	14,480	26,426	26,436

Net income	$18,866	$23,771	$42,860	$43,240

Average number of common shares outstanding	334,500	334,500	334,500	334,746

Net income per common share	$56.40	$71.06	$128.13	$129.17

Cash dividends declared per common share	$20.00	$17.50	$36.47	$29.97

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2000	1999

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$42,860	$43,240
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	56,650	71,209
Depreciation and amortization	31,071	25,038
Provision for deferred taxes	(1,381)	2,283
Origination of mortgage loans for resale	(308,691)	(79,265)
Proceeds from the sale of mortgage loans for resale	289,382	89,400
Other asset and liability activity, net	(7,170)	(158,631)

Net cash flows from operating activities	102,721	(6,726)
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash received	(13,587)	(3,967)
Maturities of securities available-for-sale	85,050	137,113
Sales of securities available-for-sale	15,918	199,818
Purchases of securities available-for-sale	(32,918)	(375,581)
Maturities of securities held-to-maturity	6,579	172,213
Purchases of securities held-to-maturity	(44,886)	(3,503)
Redemption of FHLB stock and other securities	7,887	178
Purchases of FHLB stock and other securities	(264)	(13,848)
Net change in loans	(376,013)	23,964
Credit card securitization activities	247,085	—
Purchases of loan portfolios	(64,222)	(35,089)
Purchases of premises and equipment	(24,981)	(18,228)
Other, net	1,057	702

Net cash flows from investing activities	(193,295)	83,772
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	394,559	(248,824)
Assumption of deposits	—	39,712
Net change in federal funds purchased and securities sold under repurchase agreements	(105,233)	(243,886)
Issuance of FHLB advances	340,930	102,886
Principal repayments on FHLB advances	(571,957)	(64,837)
Issuance of other borrowings	282,457	287
Principal repayments on other borrowings	(225,176)	(542)
Principal repayments on capital notes	(341)	(794)
Repurchase of common stock	—	(1,575)
Cash dividends paid	(12,199)	(10,031)

Net cash flows from financing activities	103,040	(427,604)

Net change in cash and cash equivalents	12,466	(350,558)
Cash and cash equivalents at beginning of period	654,732	816,509

Cash and cash equivalents at end of period	$667,198	$465,951

Cash paid during the period for:
Interest	$170,906	$153,191
Income taxes	33,732	25,699

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2000

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C: Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarter ended and six months ended June 30, 2000 and June 30, 1999.

	Quarter ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

(in thousands)

Net Income	$ 18,866	$ 23,771	$ 42,860	$ 43,240

Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	3,494	(8,337)	1,730	(11,706)
Less: Reclassification adjustment for net gains realized in net income	—	10	2,040	904

Other comprehensive gain (loss), before tax	3,494	(8,347)	(310)	(12,610)
Less: Income tax expense (benefit) for other comprehensive gain (loss)	1,256	(3,017)	(88)	(4,552)

Other comprehensive gain (loss), net of tax	2,238	(5,330)	(222)	(8,058)

Comprehensive income	$ 21,104	$ 18,441	$ 42,638	$ 35,182

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

Results of Operations

Overview

Net income for the quarter ended June 30, 2000 was $18.9 million, or $56.40 per common share, decreasing 20.6% from $23.8 million, or $71.06 per common share, for the same period ended in 1999. Net income for the six months ended June 30, 2000 was $42.9 million, or $128.13 per common share which was comparable to net income of $43.2 million, or $129.17 per common share recognized in the same period in 1999. The decrease in net income for the quarter ended and six months ended June 30, 2000 compared to the same periods in 1999 results from compressed net interest margins and increased noninterest expense partially offset by increased noninterest income for the period.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

(in thousands)
Net interest income on a tax-equivalent basis	$123,417	$127,126	$250,394	$254,825
Average earning assets	7,763,917	6,978,332	7,672,202	6,976,145
Net interest margin (annualized)	6.39%	7.31%	6.56%	7.37%

The decrease in net interest margin relates primarily to declines in higher yielding outstanding credit card balances net of increases in outstanding non-credit card loan average balances. The decrease in net interest margin caused by the change in loan mix was partially offset by asset yields repricing upward in response to market rates at a faster rate than the repricing of deposits.

Provision for loan losses

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended June 30, 2000, the provision for loan losses decreased $2.1 million, or 6.7%, to $28.6 million compared to $30.6 million for the same period in 1999. For the six months ended June 30, 2000, the provision for loan losses decreased $14.6 million, or 20.5%, to $56.7 million compared to $71.2 million for the same period in 1999. The reduction in the provision for loan losses for the quarter ended and six months ended June 30, 2000 compared to the same periods in 1999 is due to improved delinquency and charge-off rates and a reduction in the outstanding balances of credit card loans and related plans which bear a higher credit risk relative to the entire portfolio. These reductions have resulted in a decline in the Company's allowance for loan losses as a percentage of loans.

Noninterest income

Noninterest income for the quarter ended June 30, 2000, increased $18.5 million, or 32.1%, to $76.3 million compared to the same period in 1999. For the six months ended June 30, 2000, noninterest income increased $25.4 million, or 21%, to $146.7 million compared to the same period in 1999. A portion of the increase in noninterest income is due to credit card securitization income which increased $7.5 million, or 49.8%, to $22.5 million for the quarter ended June 30, 2000 and $9.1 million, or 29.2%, to $40.4 million for the six months ended June 30, 2000 when compared to the same periods in 1999. The increase in credit card securitization income for the quarter ended June 30, 2000 resulted from the net impact of a $3.8 million increase in securitization gains to $6.7 million from $2.9 million and a $3.7 million increase in servicing income to $15.8 million from $12.1 million. The increase in credit card securitization income for the six months ended June 30, 2000 resulted from the net impact of a $8.9 million increase in securitization gains to $14.8 million from $5.9 million and a $200,000 increase in servicing income to $25.6 million from $25.4 million. The increase in securitization gains for the quarter ended June 30, 2000 relates to an increase in credit card loans sold of $200 million while the increase in securitization gains for the six months ended June 30, 2000 relates to a year-to-date increase in credit card loans sold of $455 million. In addition, commission income increased $2.5 million, or 86.7%, for the quarter ended June 30, 2000 and $2 million, or 20.5%, for the six months ended June 30, 2000 primarily due to a renegotiated contract that resulted in retroactive payment of increased fees. Miscellaneous income increased $2.8 million, or 28.3%, in the quarter ended June 30, 2000 and $7.6 million, or 38.8%, for the six months ended June 30, 2000 which was primarily attributable to net gains recognized on the sale of mortgage loans, charged-off credit card loans and investment securities. In addition, imaging revenue also increased compared to the same period in 1999. Income related to deposit services and processing services increased as a result of growth in the Company's customer base and overall transaction volume.

Noninterest expense

For the quarter ended June 30, 2000 noninterest expense increased $24.1 million, or 20.8%, to $140 million compared to the same period in 1999. For the six months ended June 30, 2000, noninterest expense increased $35.7 million, or 15.2%, to $270.7 million compared to the same period in 1999. A significant portion of the increase was due to salaries and employee benefits which increased $11.4 million, or 22.2%, for the quarter ended June 30, 2000 and $22.2 million, or 21.2%, for the six months ended June 30, 2000 resulting from Company growth and expansion into new products and new markets. Communication and supplies expense increased $3.1 million, or 20.1%, for the quarter ended June 30, 2000 and $2.4 million, or 8.1%, for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to increased marketing expenses. Additionally, for the quarter ended June 30, 2000, loan servicing expense increased $1.4 million, or 18.6%, from the same period last year due to increased costs for credit applications and customer rebates resulting from increased marketing efforts. Increases in remaining expense categories generally relate to the acquisition of new customer relationships and portfolios and continued investments in technology.

Credit Card Loan Activities

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are sold, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio net of unearned income between reported and managed loans at June 30, 2000 and December 31, 1999.

		June 30, 2000			December 31, 1999
	Reported	Securitized	Managed	Reported	Securitized	Managed

(in thousands)
Managed Loan Data

As of Period End:
Total loans outstanding	$6,456,921	$898,129	$7,355,050	$6,298,303	$651,044	$6,949,347
Total credit cards and related plans outstanding	$2,228,855	$898,129	$3,126,984	$2,540,774	$651,044	$3,191,818

Year-to-Date Average:
Total loans outstanding	$6,252,572	$781,951	$7,034,523	$5,741,204	$652,599	$6,393,803
Total credit cards and related plans outstanding	$2,371,634	$781,951	$3,153,585	$2,587,720	$652,599	$3,240,319

The decrease in reported credit cards and related plans outstanding at June 30, 2000 is partially attributable to a net increase in securitization volume of $247.1 million during the first half of 2000. In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $61.8 million during the six months ended June 30, 2000.

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

The level of loan delinquencies and charge-offs has improved compared to 1999 levels. Delinquencies have now declined to a more acceptable range of 4% to 5% for our national credit card portfolio. Charge-offs are still slightly above desired levels, but are following delinquencies down to a reasonable rate.

The following table reflects the delinquency rates for the Company's overall loan portfolio and for credit cards and related plans. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans improved to a level of 2.27% at June 30, 2000 compared with 2.86% at December 31, 1999. The delinquency rate as a percentage of total credit card loans and related plans was 4.28% at June 30, 2000 down from 5.01% at December 31, 1999.

Delinquent Loans:

	June 30, 2000		December 31, 1999

(in thousands)
Total Loans		% of Loans		% of Loans

Loans outstanding	$6,456,921		$6,298,303
Loans delinquent:
30 - 89 days	$99,138	1.54%	$121,465	1.93%
90 days or more & still accruing	47,210.73%		58,809	0.93%

Total delinquent loans	$146,348	2.27%	$180,274	2.86%

Nonaccrual loans	$15,163.23%		$11,766.19%

Credit Cards and Related Plans

Loans outstanding	$2,228,855		$2,540,774
Loans delinquent:
30 - 89 days	$56,646	2.54%	$74,335	2.93%
90 days or more & still accruing	38,794	1.74%	52,903	2.08%

Total delinquent loans	$95,440	4.28%	$127,238	5.01%

Nonaccrual loans	—	—	—	—

The Company's policy is to charge off credit card and related plans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company's overall portfolio were $62.4 million for the six months ended June 30, 2000 compared to $89.4 million for the same period in 1999. Net charge-offs as a percentage of average loans has improved to 1% for the six months ended June 30, 2000 compared to 1.59% for the same period last year.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:
	For the Six Months Ended June 30,
	2000	1999

(in thousands)
Balance at January 1	$106,484	$121,877
Addition due to acquisitions of loans	1,790	953
Reduction due to sales of loans	(4,832)	—
Provision for loan losses	56,650	71,209

Loans charged off:
Credit cards and related plans	(72,443)	(102,480)
All other loans	(1,946)	(2,118)
Loans recovered:
Credit cards and related plans	11,181	13,995
All other loans	794	1,192

Total net charge-offs	(62,414)	(89,411)

Balance at June 30	$ 97,678	$104,628

Allowance as a percentage of loans	1.51%	1.85%

Total net charge-offs as a percentage of average loans	1.00%	1.59%

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

As of June 30, 2000, the most recent notification from the bank regulators categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company is required to maintain sufficient capital in each of its banking subsidiaries to remain in the "well capitalized" category in order to retain its rights as a financial holding company.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. During 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company's $16.7 million in capital notes outstanding as of June 30, 2000 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

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

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At  June 30, 2000 and December 31, 1999, $898.1 million and $651 million, respectively, of the Company's managed credit card portfolio was securitized with no additional unused securitization lines available at June 30, 2000 and $255 million lines available at December 31, 1999. The Company's ability to securitize additional credit card loans is dependent on arranging a new credit card-backed securitization vehicle which the Company intends to arrange in the third quarter. Additionally, the Company had Federal Home Loan Bank advances of $141 million as of June 30, 2000 and $372.1 million as of December 31, 1999. At June 30, 2000, the parent company had $32 million outstanding under a $100 million syndicated revolving credit facility which will mature on December 4, 2000. The Company intends to negotiate a similar credit facility prior to the maturity of this revolving credit facility.

Item 3. Market Risk

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at June 30, 2000, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

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

The annual meeting of the Company's stockholders was held on June 21, 2000 for the purpose of electing three directors for terms of three years. Proxies for the meeting were solicited pursuant to Sections 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation for the elected directors was as follows:

	Shares Voted "FOR"	Shares Voted "WITHHELD"

Elias J. Eliopoulos	320,411	1,124
Dennis A. O'Neal	320,402	1,133
Margaret Lauritzen Dodge	320,447	1,088

Item 5: Other Information

On July 7, 2000, the Company acquired InfiCorp Holdings, Inc. based in Atlanta, Georgia. InfiCorp Holdings, Inc. and its subsidiaries provide credit card portfolio management services and consumer loan origination services for financial institutions.

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

FIRST NATIONAL OF NEBRASKA, INC.
By:	/s/ Timothy D. Hart	Date:	August 4, 2000
Timothy D. Hart
Secretary and Treasurer,
Principal Financial Officer