Form 10-Q
period 2000-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 2000-11-13
CIK 36725

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2000, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from __________ to __________.

Commission file number 03502

First National of Nebraska, Inc.

(Exact name of registrant as specified in its charter)

Nebraska	47-0523079

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One First National Center Omaha, NE	68102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(402) 341-0500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No          .

As of November 6, 2000, the number of outstanding shares of the registrant’s common stock ($5.00 par value) was 334,500.

Part I. FINANCIAL INFORMATION
Part I. Item 1. Financial Statements

     FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2000	1999

(in thousands except share and per share data)	(unaudited)

Assets
Cash and due from banks	$370,638	$407,584
Federal funds sold and other short-term investments	347,214	247,148

Total cash and cash equivalents	717,852	654,732

Investment securities:
Available-for-sale (amortized cost $847,643 and $987,943)	837,363	971,449
Held-to-maturity (fair value $235,890 and $178,188)	236,028	179,406
Federal Home Loan Bank stock and other securities, at cost	34,593	42,215

Total investment securities	1,107,984	1,193,070

Loans	6,769,919	6,313,732
Less: Allowance for loan losses	98,049	106,484
Unearned income	18,889	15,429

Net loans	6,652,981	6,191,819

Premises and equipment, net	166,430	149,803
Other assets	445,766	371,020

Total assets	$9,091,013	$8,560,444

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$946,129	$858,895
Interest-bearing	6,870,674	6,149,817

Total deposits	7,816,803	7,008,712

Federal funds purchased and securities sold under repurchase agreements	118,048	341,485
Federal Home Loan Bank advances	130,777	372,077
Other borrowings	113,702	3,758
Other liabilities	116,339	89,549
Capital notes	93,594	94,389

Total liabilities	8,389,263	7,909,970

Stockholders’ equity:
Common stock, $5 par value, 346,767 shares authorized,
334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	704,159	656,786
Accumulated other comprehensive income (loss)	(6,593)	(10,496)

Total stockholders’ equity	701,750	650,474

Total liabilities and stockholders’ equity	$9,091,013	$8,560,444

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$209,372	$188,425	$594,684	$555,817
Interest on securities:
Taxable interest income	15,870	16,786	48,756	48,686
Nontaxable interest income	478	286	1,445	764
Interest on federal funds sold
and other short-term investments	4,662	2,476	11,344	6,639

Total interest income	230,382	207,973	656,229	611,906

Interest expense:
Interest on deposits	94,528	70,093	254,145	211,029
Interest on federal funds purchased and
Securities sold under repurchase agreements	2,300	2,270	7,700	5,634
Interest on Federal Home Loan Bank advances	2,076	2,283	8,334	3,644
Interest on other borrowings	1,999	82	3,035	244
Interest on capital notes	1,717	1,766	5,380	5,309

Total interest expense	102,620	76,494	278,594	225,860

Net interest income	127,762	131,479	377,635	386,046
Provision for loan losses	29,592	35,495	86,242	106,705

Net interest income after provision for loan losses	98,170	95,984	291,393	279,341

Noninterest income:
Processing services	25,574	18,275	65,923	54,272
Credit card securitization income	22,486	15,867	62,850	47,106
Deposit services	8,558	7,228	24,323	20,121
Trust and investment services	5,404	5,448	16,434	17,038
Commissions	3,899	2,794	15,801	12,674
Miscellaneous	15,140	12,214	42,446	31,886

Total noninterest income	81,061	61,826	227,777	183,097

Noninterest expense:
Salaries and employee benefits	65,933	54,100	192,694	158,676
Communications and supplies	19,801	15,808	51,556	45,182
Equipment rentals, depreciation and maintenance	14,091	13,103	40,594	37,186
Net occupancy expense of premises	11,408	7,730	31,730	22,532
Processing expense	9,517	6,952	25,502	21,242
Professional services	8,298	5,711	21,952	18,951
Loan servicing expense	6,778	7,473	21,496	21,891
Miscellaneous	11,096	10,230	32,051	30,399

Total noninterest expense	146,922	121,107	417,575	356,059

Income before income taxes	32,309	36,703	101,595	106,379
Income tax expense (benefit):
Current	12,110	15,062	39,917	39,215
Deferred	142	(1,285)	(1,239)	998

Total income tax expense	12,252	13,777	38,678	40,213

Net income	$20,057	$22,926	$62,917	$66,166

Average number of common shares outstanding	334,500	334,500	334,500	334,663

Net income per common share	$59.96	$68.54	$188.09	$197.71

Cash dividends declared per common share	$10.00	$8.75	$46.47	$38.72

See Notes to Consolidated Financial Statements.
	3

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2000	1999

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$62,917	$66,166
Adjustments to reconcile net income to net cash
flows from operating activities:
Provision for loan losses	86,242	106,705
Depreciation and amortization	49,125	38,695
Provision for deferred taxes	(1,239)	998
Origination of mortgage loans for resale	(488,353)	(114,565)
Proceeds from the sale of mortgage loans for resale	478,528	126,504
Other asset and liability activity, net	(12,350)	(180,935)

Net cash flows from operating activities	174,870	43,568
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received (1)	(32,891)	(3,525)
Maturities of securities available-for-sale	154,721	150,739
Sales of securities available-for-sale	15,918	199,806
Purchases of securities available-for-sale	(32,918)	(517,647)
Maturities of securities held-to-maturity	15,617	221,361
Purchases of securities held-to-maturity	(71,101)	(7,132)
Redemption of FHLB stock and other securities	7,887	191
Purchases of FHLB stock and other securities	(264)	(14,202)
Net change in loans	(744,689)	(200,562)
Credit card securitization activities	376,500	—
Purchases of loan portfolios	(137,318)	(40,237)
Purchases of premises and equipment	(39,126)	(27,914)
Other, net	2,013	1,091

Net cash flows from investing activities	(485,651)	(238,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	773,316	(319,707)
Assumption of deposits	—	39,712
Net change in federal funds purchased and
securities sold under repurchase agreements	(223,437)	(134,703)
Issuance of FHLB advances	350,430	292,637
Principal repayments on FHLB advances	(591,730)	(97,588)
Issuance of other borrowings	497,979	287
Principal repayments on other borrowings	(416,318)	(784)
Principal repayments on capital notes	(795)	(795)
Repurchase of common stock	—	(1,575)
Cash dividends paid	(15,544)	(12,958)

Net cash flows from financing activities	373,901	(235,474)

Net change in cash and cash equivalents	63,120	(429,937)
Cash and cash equivalents at beginning of period	654,732	816,509

Cash and cash equivalents at end of period	$717,852	$386,572

Cash paid during the period for:
Interest	$267,602	$229,332
Income taxes	42,487	37,737
Non-cash investing and financing activities:
Consideration for business acquisitions (1)	5,000	—

See Notes to Consolidated Financial Statements.

(1) In acquisitions during 2000, the Company acquired non-cash assets of $104 million and assumed liabilities of $66.1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2000

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

Net income per share is calculated by dividing net income by the average number of common shares outstanding during the period.

Note C: Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events or circumstances from nonowner sources. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company’s only component of other comprehensive income is the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarter ended and nine months ended September 30, 2000 and September 30, 1999.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

(in thousands)
Net Income	$20,057	$22,926	$62,917	$66,166

Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	6,451	1,420	8,181	(10,286)
Less: Reclassification adjustment for net gains realized in net income	—	5	2,040	909

Other comprehensive gain (loss), before tax	6,451	1,415	6,141	(11,195)
Less: Income tax expense (benefit) for other comprehensive gain (loss)	2,326	506	2,238	(4,046)

Other comprehensive gain (loss), net of tax	4,125	909	3,903	(7,149)

Comprehensive income	$24,182	$23,835	$66,820	$59,017

Note D: Acquisitions

In February 2000, a subsidiary of the parent company, First National Bank of Omaha, acquired Cornerstone Mortgage Company in a transaction accounted for as a purchase. Cornerstone Mortgage Company is a full service mortgage banking company headquartered in Houston, Texas with assets of approximately $20 million at acquisition.

In July 2000, the parent company acquired InfiCorp Holdings, Inc., parent of InfiStar Corporation, InfiLink Corporation and InfiBank, a limited purpose state chartered credit card bank, in a transaction accounted for as a purchase. InfiCorp Holdings, Inc., located in Atlanta, Georgia, provides comprehensive credit card portfolio management services and at acquisition had consolidated assets of approximately $49 million.

Note E: New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” In June 2000, the FASB issued Statement No. 138, an amendment of Statement No. 133. Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of the transactions that receive hedge accounting.

Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company plans to adopt Statement No. 133 as of January 1, 2001. Management does not expect the adoption of Statement No. 133 to have a significant impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This new Statement replaces Statement No. 125, issued in June 1996. Statement No. 140 resolves certain implementation and other issues, that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125’s provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of Statement No. 140 to have a significant impact on the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements which reflect management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including general economic conditions, consumer behavior, the competitive environment and related market conditions, operating efficiencies and actions of governments. Any changes in such assumptions or factors could produce different results.

Results of Operations

Overview

Net income for the quarter ended September 30, 2000 was $20.1 million, or $59.96 per common share, decreasing 12.5% from $22.9 million, or $68.54 per common share, for the same period ended in 1999. Net income for the nine months ended September 30, 2000 was $62.9 million, or $188.09 per common share, decreasing 4.9% from $66.2 million, or $197.71 per common share, for the same period ended in 1999. The decrease in net income for the quarter ended and nine months ended September 30, 2000 compared to the same periods in 1999 results from compressed net interest margins and increased noninterest expense partially offset by increased noninterest income and a reduction in provision for loan losses for the periods.

Net interest income

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

(in thousands)

Net interest income on a tax-equivalent basis	$128,018	$131,631	$378,413	$386,457
Average earning assets	8,105,967	7,104,295	7,817,808	7,019,332
Net interest margin (annualized)	6.28%	7.35%	6.47%	7.36%

The decrease in net interest margin relates to declines in higher yielding outstanding credit card balances net of increases in lower yielding outstanding non-credit card loan average balances. In addition, the decrease in net interest margin is due to an increase in the cost of interest-bearing liabilities which is primarily the result of rising market interest rates and competitive pressures.

Provision for loan losses

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended September 30, 2000, the provision for loan losses decreased $5.9 million, or 16.6%, to $29.6 million compared to $35.5 million for the same period in 1999. For the nine months ended September 30, 2000, the provision for loan losses decreased $20.5 million, or 19.2%, to $86.2 million compared to $106.7 million for the same period in 1999. The reduction in the provision for loan losses for the quarter ended and nine months ended September 30, 2000 compared to the same periods in 1999 is due to improved delinquency and charge-off rates and a reduction in the outstanding balances of credit card loans and related plans which historically have been a higher credit risk relative to the entire portfolio. These reductions in delinquency and charge-off rates have resulted in a decline in the Company’s allowance for loan losses as a percentage of loans.

Noninterest income

Noninterest income for the quarter ended September 30, 2000, increased $19.2 million, or 31.1%, to $81.1 million compared to the same period in 1999. For the nine months ended September 30, 2000, noninterest income increased $44.7 million, or 24.4%, to $227.8 million compared to the same period in 1999. A portion of the increase in noninterest income is due to increased credit card and merchant processing volumes for new and existing customers which increased processing services income by $7.3 million, or 39.9%, for the quarter ended September 30, 2000 and $11.7 million, or 21.5%, for the nine months ended September 30, 2000. In addition, credit card securitization income increased $6.6 million, or 41.7%, to $22.5 million for the quarter ended September 30, 2000 and $15.7 million, or 33.4%, to $62.9 million for the nine months ended September 30, 2000 when compared to the same periods in 1999. The increase in credit card securitization income for the quarter ended September 30, 2000 resulted from the net impact of a $3.2 million increase in securitization gains to $5.7 million from $2.5 million and a $3.4 million increase in servicing income to $16.8 million from $13.4 million. The increase in credit card securitization income for the nine months ended September 30, 2000 resulted from the net impact of a $12.1 million increase in securitization gains to $20.4 million from $8.3 million and a $3.6 million increase in servicing income to $42.4 million from $38.8 million. The increase in securitization gains relates to an increased volume of credit card loans sold for the quarter and nine months ended September 30, 2000. Income related to deposit services increased $1.3 million, or 18.4%, for the quarter ended September 30, 2000 and $4.2 million, or 20.9%, for the nine months ended September 30, 2000 as a result of growth in the Company’s customer base and overall transaction volume. Commission income increased $1.1 million, or 39.5%, for the quarter ended September 30, 2000 and $3.1 million, or 24.7%, for the nine months ended September 30, 2000 primarily due to a renegotiated contract and timing differences in the receipt of insurance commissions compared to the same periods in 1999. In addition, commissions increased as a result of investment sales activities for the nine months ended September 30, 2000 compared to the same period in 1999. Miscellaneous income increased $2.9 million, or 24%, for the quarter ended September 30, 2000 and $10.6 million, or 33.1%, for the nine months ended September 30, 2000 which was largely attributable to net gains recognized on the sale of mortgage loans of $2.3 million for the quarter ended September 30, 2000 and $5.2 million for the nine months ended September 30, 2000. Additionally, for the nine months ended September 30, 2000, net gains on the sale of investment securities increased $1.1 million.

Noninterest expense

For the quarter ended September 30, 2000 noninterest expense increased $25.8 million, or 21.3%, to $146.9 million compared to the same period in 1999. For the nine months ended September 30, 2000, noninterest expense increased $61.5 million, or 17.3%, to $417.6 million compared to the same period in 1999. A significant portion of the increase was due to salaries and employee benefits which increased $11.8 million, or 21.9%, for the quarter ended September 30, 2000 and $34 million, or 21.4%, for the nine months ended September 30, 2000 resulting from Company growth and expansion into new products, services and markets. Communication and supplies expense increased $4 million, or 25.3%, for the quarter ended September 30, 2000 and $6.4 million, or 14.1%, for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increased marketing expenses. Increases in remaining expense categories generally relate to the acquisition of businesses, new customer relationships and portfolios and continued investments in technology.

Credit Card Loan Activities

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. These securitizations are accounted for as sales in accordance with Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Since the Company continues to service these securitized loans, it takes the role of a loan servicer rather than a lender. As loans are sold, gains which represent the present value of retained cash flows are recorded, and the loans along with the related allowance for credit losses are removed from the balance sheet. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation of the loan portfolio net of unearned income between reported and managed loans at September 30, 2000 and December 31, 1999.

	September 30, 2000			December 31, 1999
	Reported	Securitized	Managed	Reported	Securitized	Managed

(in thousands)
Managed Loan Data

As of Period End:
Total loans outstanding	$6,751,030	$1,027,544	$7,778,574	$6,298,303	$651,044	$6,949,347
Total credit cards and related
plans outstanding	$2,345,402	$1,027,544	$3,372,946	$2,540,774	$651,044	$3,191,818

Year-to-Date Average:
Total loans outstanding	$6,398,249	$815,250	$7,213,499	$5,741,204	$652,599	$6,393,803
Total credit cards and related
plans outstanding	$2,302,177	$815,250	$3,117,427	$2,587,720	$652,599	$3,240,319

The decrease in reported credit cards and related plans outstanding at September 30, 2000 is partially attributable to a net increase in securitization volume of $376.5 million during the nine months ended September 30, 2000. In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $127.7 million during the same period in 2000.

Asset Quality

The Company’s loan delinquency rates and net charge-off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company’s collection efforts. The Company’s objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the credit card loan portfolio with the use of statistically-based computer simulation models.

The level of loan delinquencies and charge-offs has improved compared to 1999 levels. Delinquencies have now declined to a more acceptable range of 4% to 5% for the Company’s national credit card portfolio. Charge-offs are still slightly above desired levels, but are following delinquencies down to a reasonable rate.

The following table reflects the delinquency rates for the Company’s overall loan portfolio as well as a breakdown of the credit cards and related plans component. An account is contractually delinquent if the minimum payment is not received by the specified billing date. The overall delinquency rate as a percentage of total loans improved to a level of 2.48% at September 30, 2000 compared with 2.86% at December 31, 1999. The delinquency rate as a percentage of total credit card loans and related plans was 4.25% at September 30, 2000 down from 5.01% at December 31, 1999.

Delinquent Loans:
	September 30, 2000		December 31, 1999

(in thousands)
Total Loans		% of Loans		% of Loans

Loans outstanding	$6,751,030		$6,298,303
Loans delinquent:
30 - 89 days	$113,791	1.69%	$121,465	1.93%
90 days or more & still accruing	53,581.79%		58,809	0.93%

Total delinquent loans	$167,372	2.48%	$180,274	2.86%

Nonaccrual loans	$15,382.23%		$11,766.19%

Credit Cards and Related Plans
Loans outstanding	$2,345,402		$2,540,774
Loans delinquent:
30 - 89 days	$59,756	2.55%	$74,335	2.93%
90 days or more & still accruing	39,821	1.70%	52,903	2.08%

Total delinquent loans	$99,577	4.25%	$127,238	5.01%

Nonaccrual loans	—	—	—	—

The Company’s policy is to charge off credit card and related plans when they become 180 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers’ unwillingness or inability to pay, in addition to bankrupt and deceased borrowers, less current period recoveries of previously charged-off loans. The allowance for loan losses is intended to cover losses inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company’s overall portfolio were $91.8 million for the nine months ended September 30, 2000 compared to $127.2 million for the same period in 1999. Net charge-offs as a percentage of average loans has improved to 1.43% for the nine months ended September 30, 2000 compared to 2.25% for the same period last year.

The following table presents the activity in the Company’s allowance for loan losses with a breakdown of charge-off and recovery activity related to credit cards and related plans.

Allowance for Loan Losses:
	For the Nine Months Ended September 30,
	2000	1999

(in thousands)
Balance at January 1	$106,484	$121,877
Addition due to acquisitions of loans	3,500	1,091
Reduction due to sales of loans	(6,389)	—
Provision for loan losses	86,242	106,705
Loans charged off:
Credit cards and related plans	(106,272)	(145,910)
All other loans	(2,911)	(2,970)
Loans recovered:
Credit cards and related plans	16,241	20,107
All other loans	1,154	1,527

Total net charge-offs	(91,788)	(127,246)

Balance at September 30	$98,049	$102,427

Allowance as a percentage of loans	1.45%	1.76%

Total net charge-offs as a percentage of average loans	1.43%	2.25%

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

As of September 30, 2000, the most recent notification from the bank regulators categorized the Company’s banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category. To be categorized as well capitalized, the Company’s banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company is required to maintain sufficient capital in each of its banking subsidiaries to remain in the “well capitalized” category in order to retain its rights as a financial holding company.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. During 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company’s $16.3 million in capital notes outstanding as of September 30, 2000 issued in connection with the Company’s previous acquisitions, count towards meeting the required capital standards, subject to certain limitations. The Company has historically retained approximately 85% of net income in capital to fund the growth of future operations and to maintain minimum capital standards.

Liquidity Management

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from sources such as loan repayments, investment maturities, and core deposit growth. The Company’s Asset and Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources. The parent company’s cash flows are dependent upon the receipt of dividends from its banking subsidiaries which are subject to regulatory restrictions.

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

The Company utilizes credit card securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At September 30, 2000 and December 31, 1999, $1 billion and $651 million, respectively, of the Company’s managed credit card portfolio was securitized under existing securitization vehicles with no additional unused capacity under the existing vehicles available at September 30, 2000 and $255 million available under existing securitization vehicles at December 31, 1999. The Company’s ability to securitize additional credit card loans is dependent upon the arrangement of new credit card securitization vehicles which the Company intends to arrange in the fourth quarter. Additionally, the Company had Federal Home Loan Bank advances of $130.8 million as of September 30, 2000 and $372.1 million as of December 31, 1999. At September 30, 2000, the parent company had $60 million outstanding under a $100 million syndicated revolving credit facility which will mature on December 4, 2000. The Company is in the process of negotiating a similar credit facility which is expected to close prior to the maturity of this revolving credit facility.

Item 3. Market Risk

The Company’s primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:

The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at September 30, 2000, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company’s annualized net interest income. The Company has established guidelines that limit the acceptable potential change in net interest margin and net income under these interest rate and balance sheet scenarios. The Company intends to use interest rate swap agreements on a limited basis in the future to change the characteristics of selected fixed rate exposures as an element of its risk management policy.

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

The Company may use interest rate swap agreements on a limited basis to change the characteristics of selected fixed rate exposures as an element of its risk management policy. In December 1999, the Company entered into a forward interest rate swap agreement with a notional amount of $15 million as a hedge against market value fluctuations associated with a future loan commitment expected to be funded in the second quarter of 2001. Upon the Company’s adoption of Statement No. 133 on January 1, 2001, this interest rate swap agreement is not expected to have a significant impact on the Company’s financial position and results of operations.

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

10(c)

First National of Nebraska Senior Management Long Term Incentive Plan, incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	10(d)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(e)

Employment Contract between the parent company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

	27	Financial Data Schedule (EDGAR filing only).

(b) Reports on Form 8-K		No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA, INC.

By:	/s/ Timothy D. Hart	Date:	November 7, 2000
Timothy D. Hart
Secretary and Treasurer,
Principal Financial Officer