Form 10-K
period 2000-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 2001-03-23
CIK 36725

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.

Commission file number 03502.

First National of Nebraska, Inc.

(Exact name of registrant as specified in its charter)

Nebraska	47-0523079

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One First National Center Omaha, NE	68197

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(402) 341-0500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        X         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______

As of February 21, 2001, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $257,502,630.

The number of outstanding shares of the registrant's common stock, as of March 8, 2001 was 334,500.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Proxy statement of the registrant for the Company's 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission (Part III).

10-K Requirement	Description	Page

Part I
Item I	Business
	The Company	1-4
	The Company I	33
	Competition	33
	Banking Subsidiaries	47
	Regulation	25-26
	Regulation I	33
	Employees	33
	Consolidated Average Balance Sheets	48-49
	Interest Rates and Differential	48-49
	Interest Rate and Volume Changes	50
	Investment Portfolio
	Securities Portfolio	14-16
	Securities Maturities	14-16
	Loan Portfolio	16-19
	Loan Portfolio I	35-37
	Loan Portfolio II	51-53
	Maturities and Sensitivities of Loans to Changes in Interest Rates	51
	Summary of Loan Loss Experience	17-18
	Summary of Loan Loss Experience I	37
	Summary of Loan Experience II	51
	Summary of Loan Experience III	53
	Risk Elements
	Nonaccrual, Restructured and Past Due Loans	36-37
	Nonaccrual, Restructured and Past Due Loans I	52
	Potential Problem Loans	52
	Foreign Outstandings	none***
	Loan Concentrations	none***
	Other Interest-Bearing Assets	none***
	Deposits	54
	Return on Equity and Assets	7
	Return on Equity and Assets I	40
	Short-term Borrowings	54
Item 2	Properties	47
Item 3	Legal Proceedings	none***
Item 4	Submission of Matters to a Vote of Security Holders	none***
Part II
Item 5	Market for the Registrant's Common Equity and
	Related Stockholder Matters	40
Item 6	Selected Financial Data	40
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operation	1-4
	Management's Discussion and Analysis of Financial
	Condition and Results of Operation I	33-39
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk	38-39
Item 8	Financial Statements and Supplementary Data	8-32
	Financial Statement and Supplementary Data I	39
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	none***
Part III
Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial
	Owners and Management	*
Item 13	Certain Relationships and Related Transactions	*
Part IV
Item 14	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	55-90**

*	First National of Nebraska's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

**	These documents are filed as part of this report and are either attached hereto or incorporated by reference to documents previously filed with the Securities and Exchange Commission as exhibits.

***	None indicates that there is no disclosure with respect to the matter that is required to be included in this Annual Report on Form 10-K.

EXHIBIT 13

First National of Nebraska, Inc.

2000 Annual Report

[This Page Intentionally Left Blank]

To Stockholders

Two thousand was a great year for First National of Nebraska.

Asset growth was the strongest in First National's history. Year-end managed assets totaled $10.7 billion. This was an increase of $1.5 billion over the $9.2 billion at year-end 1999.

Gross revenue increased 18.2% to $1.3 billion compared to the $1.1 billion recorded in 1999.

Net income reached a new high of $105.5 million. This is an increase of 14.2% over the $92.4 million achieved in 1999.

Return on average stockholders' equity was 15.4%, making 2000 the twenty-eighth consecutive year that return on average stockholders' equity has been 15% or greater.

Expansion

During 2000, the Company achieved strong growth in revenue and managed assets. This growth came mostly from internally generated assets, but also included several acquisitions and expansions into new locations.

The Company's banking business is primarily focused in three areas:

Community Banking

The Company's ten independently operated community banks headquartered in Nebraska, Colorado, Kansas, and South Dakota expanded their facilities in an effort to better serve our customers and to achieve greater future growth.

First National Bank of Omaha opened a new branch at 175th and West Center Road. This is our western most branch in Omaha. We also acquired a bank charter in Texas and converted it to a branch of Omaha. The new location will be known as First National Bank Frisco Office. Frisco is a rapidly growing suburb north of Dallas.

First National Bank of Kansas opened its seventh office in Johnson County. This one is located in Shawnee at 6301 Pflumm Road.

First National Bank South Dakota opened a check processing center in Sioux Falls. This is designed to more efficiently serve the four communities where the bank's offices are located: Yankton, Mitchell, Huron, and Woonsocket.

First National Bank of Colorado (the new name for The Bank in Boulder) opened a new facility at the Flat Iron Crossing Shopping Center on Highway 36 and will open another in early 2001 in the Qwest Tower on 17th Street, in downtown Denver. This bank continues to show strong growth with total assets up 43.3% over 1999.

In February 2000, we acquired Cornerstone Mortgage Company. Cornerstone, with headquarters in Houston, has offices throughout Texas and during 2000 expanded its operations into Arizona and Colorado. This mortgage banking operation will bring additional expertise to the real estate lending part of our business.

MAP DEPICTING:

Nebraska	South Dakota	Kansas	Colorado

Omaha(1)	Yankton(1)	Fairway(1)	Fort Collins(2)
North Platte(1)	Mitchell(1)	Overland Park(1)	Greeley(1)
Columbus(1)	Huron(1)	Olathe(1)	Loveland(2)
Kearney(1)	Woonsocket(1)	Shawnee(1)	Windsor(1)
Fremont(1)			Boulder(2)
Beatrice(1)			Longmont(1)
David City(1)			Louisville(1)
Chadron(1)			Broomfield(1)
Alliance(1)			Brighton(1)
Scottsbluff(1)			Johnstown(1)
Gering(1)			Denver(2)
Norfolk(1)
Lincoln(1)

Texas	Texas (cont.)	Arizona

Frisco(1)	North Houston(3)	Scottsdale(3)
Plano(3)	Houston(3)	Tucson(3)
Dallas(3)	Sugar Land(3)	Sierra Vista(3)
Hurst(3)	San Antonio(3)
Waco(3)	The Woodlands(3)
Temple(3)	Beaumont(3)
Bryan(3)	Austin(3)

(1) Banking Locations
(2) Banking Locations and Cornerstone Mortgage Company
(3) Cornerstone Mortgage Company

During 2000, the strong economy and our continuing increase in market share resulted in substantial loan growth. Our community banks' non-credit card loan portfolios grew $846.9 million, or 21.9%.

First National of Nebraska ranks among the ten largest banking companies headquartered west of the Mississippi River.

Credit Card Issuing

This extremely competitive business continues to consolidate as bank mergers decrease the number of participants and others exit the industry.

During 2000, we acquired 14 credit card portfolios with total loans outstanding of $154 million. We also joined forces with Inficorp Holdings, Inc., whose headquarters are in Atlanta, Georgia. Inficorp is a sophisticated credit card marketing and management organization with strong expertise in the credit card issuing industry. We believe Inficorp will help us grow both fee income and new consumer account relationships.

After three years of hard work to improve the quality of our portfolio and a year (1999) of declining outstandings, the year 2000 was very satisfying. Total managed credit card loans outstanding grew $526.6 million, or 17%. This was the second best dollar growth year in our history. At year end, managed credit card loans totaled $3.6 billion. Equally as important, credit quality continued to improve with year-end delinquencies on reported credit card loans of 4.7% compared to December 31, 1999 delinquencies of 5.1%, and December 31, 1998 delinquencies of 5.9%.

Today, First National is the 15th largest issuer of bank credit cards and the 9th largest commercial bank issuer of Visa and Master Cards.

Processing

First National Bank of Omaha has an historic commitment to the in-house processing of its own items and to the customized processing of work for others. The bank is recognized nationally as a leader in several areas. It is the 11th largest merchant credit card processor, the 19th retail lockbox processor and ranks among the top 20 in processing automated clearing house transactions.

In addition to processing both paper and electronic transactions, First National Information Solutions converts paper to images. In 2000, Mountain States Imaging of Denver became an important part of this operation.

Since 1993, merchant credit card processing has been divided between two organizations: First of Omaha Merchant Processing, and Retriever Payment Systems in Houston. From a strategic standpoint we decided to sell Retriever to a management led group which will operate independently of First of Omaha Merchant Processing. First National has retained a 19.87% interest in Retriever and a five-year contract to continue processing its merchant transactions.

During 2000, John R. Lauritzen passed away. John's career at First National Bank of Omaha spanned half a century (1943-1994). He will long be remembered for his ability to see the big picture, his thirst for new products, his willingness to teach and mentor others, and his entrepreneurial spirit. His most lasting legacy for our Company was his creation of First Bankcard Center and his untiring promotion of the bank credit card business.

Looking ahead, although this was a good year for First National of Nebraska, I do have some concerns about the future. Our economy has weakened which could adversely impact our borrowers' ability to service their debts. In spite of good growth in our managed credit card portfolio, managed credit card loans continue to decline as a percentage of our total managed loans, which results in a reduced net interest margin for the Company. Our industry will continue to experience consolidations, while at the same time the number of competitors from the non-banking sector will continue to grow. The combination of these factors cause increased pressure on industry profitability and particularly, the net interest margin of the Company.

The major commitments we are making in people, software, equipment, facilities, and marketing are investments in the future. They may have an adverse impact on our earnings over the next few years. However, we believe that these commitments will help us to fulfill our vision.

The First National vision is to be a significant regional banking company, which has the ability to compete nationally with certain niche products. I believe this can be accomplished by providing our customers with quality products and especially with superior service.

Two thousand was a fine year. I want to thank our associates and customers who made this year a success, and who, with our shareholders, look forward to creating a strong long term future for First National of Nebraska.

Bruce R. Lauritzen

[This page was intentionally left blank]

First National of Nebraska and Subsidiaries
Performance Trends

(in millions)

BAR GRAPHS DEPICTING:

Managed Assets* 2000: $10,695		Earnings 2000: $105.5		Capital & Loan Loss Allowance 2000: $856
YEAR		YEAR		YEAR

1972	298	1972	1.959	1972	20
1973	366	1973	2.213	1973	22
1974	360	1974	2.405	1974	20
1975	351	1975	2.597	1975	18
1976	372	1976	3.155	1976	20
1977	439	1977	3.614	1977	23
1978	503	1978	3.976	1978	27
1979	583	1979	4.473	1979	31
1980	625	1980	5.075	1980	35
1981	666	1981	5.743	1981	41
1982	715	1982	6.575	1982	46
1983	844	1983	7.000	1983	49
1984	873	1984	8.700	1984	59
1985	1,081	1985	10.076	1985	69
1986	1,118	1986	11.637	1986	80
1987	1,314	1987	15.133	1987	95
1988	1,726	1988	23.253	1988	121
1989	2,076	1989	28.123	1989	147
1990	2,548	1990	33.217	1990	186
1991	3,033	1991	40.017	1991	225
1992	3,574	1992	52.126	1992	272
1993	4,272	1993	70.082	1993	345
1994	5,262	1994	77.133	1994	415
1995	6,311	1995	82.241	1995	498
1996	7,112	1996	70.232	1996	593
1997	8,282	1997	75.187	1997	639
1998	8,841	1998	86.492	1998	706
1999	9,211	1999	92.361	1999	757
2000	10,695	2000	105.477	2000	856

Managed Loans* 2000: $8,318		Deposits 2000: $7,848		Return On Average Equity 2000: 15.4%
YEAR		YEAR		YEAR	%

1972	152	1972	251	1972	13.5
1973	183	1973	296	1973	16.5
1974	172	1974	299	1974	17.4
1975	175	1975	280	1975	18.5
1976	202	1976	302	1976	19.5
1977	215	1977	336	1977	19.2
1978	268	1978	369	1978	18.2
1979	318	1979	411	1979	17.9
1980	289	1980	428	1980	17.7
1981	370	1981	411	1981	17.4
1982	411	1982	432	1982	17.1
1983	515	1983	557	1983	16.3
1984	634	1984	608	1984	18.6
1985	729	1985	741	1985	18.0
1986	806	1986	799	1986	18.0
1987	979	1987	970	1987	19.8
1988	1,312	1988	1,308	1988	25.7
1989	1,570	1989	1,642	1989	24.3
1990	1,878	1990	2,097	1990	23.2
1991	2,212	1991	2,575	1991	23.3
1992	2,591	1992	3,070	1992	24.7
1993	3,173	1993	3,652	1993	26.8
1994	3,934	1994	4,383	1994	24.1
1995	4,639	1995	5,090	1995	20.8
1996	5,296	1996	5,836	1996	15.4
1997	5,948	1997	6,401	1997	15.2
1998	6,386	1998	6,868	1998	15.7
1999	6,949	1999	7,009	1999	15.1
2000	8,318	2000	7,848	2000	15.4

*Reported assets or loans plus securitized credit card loans

First National of Nebraska and Subsidiaries
Financial Highlights

	Years ended December 31,
	2000	1999	1998	1997	1996

(in thousands except per share data)

Total managed assets (1)	$10,695,352	$9,211,488	$8,840,837	$8,282,021	$7,112,057
Total reported assets	$9,283,314	$8,560,444	$8,187,815	$7,332,021	$6,912,057
Net income	$105,477	$92,361	$86,492	$75,187	$70,232
Stockholders' equity	$750,203	$650,474	$584,303	$510,057	$487,966
Allowance for loan losses	$105,304	$106,484	$121,877	$128,990	$104,812

(1) Reported assets plus securitized credit card loans

Per share data:
Net income	$315.33	$276.02	$258.19	$220.68	$202.53
Dividends	$46.47	$38.72	$35.00	$33.76	$37.22
Stockholders' equity	$2,242.76	$1,943.91	$1,744.19	$1,522.56	$1,407.19

Profit ratios:
Return on average
equity	15.4%	15.1%	15.7%	15.2%	15.4%
Return on average
assets	1.2%	1.2%	1.2%	1.1%	1.1%

A picture of the new headquarters for First National Bank of Kansas in Overland Park

First National of Nebraska and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	2000	1999

(in thousands except share and per share data)

Assets

Cash and due from banks	$430,091	$407,584
Federal funds sold and other short-term investments	385,360	247,148

Total cash and cash equivalents	815,451	654,732

Investment securities:
Available-for-sale (amortized cost $814,458 and $987,943)	813,398	971,449
Held-to-maturity (fair value $203,127 and $178,188)	201,253	179,406
Federal Home Loan Bank stock and other securities, at cost	24,843	42,215

Total investment securities	1,039,494	1,193,070
Loans	6,926,199	6,313,732
Less: Allowance for loan losses	105,304	106,484
Unearned income	20,591	15,429

Net loans	6,800,304	6,191,819

Premises and equipment, net	164,410	149,803
Other assets	463,655	371,020

Total assets	$9,283,314	$8,560,444

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$954,665	$858,895
Interest-bearing	6,893,284	6,149,817

Total deposits	7,847,949	7,008,712
Federal funds purchased and securities sold under repurchase agreements	156,805	341,485
Federal Home Loan Bank advances	189,325	372,077
Other borrowings	91,098	3,758
Other liabilities	154,340	89,549
Capital notes	93,594	94,389

Total liabilities	8,533,111	7,909,970
Contingencies and commitments
Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized
334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	746,718	656,786
Accumulated other comprehensive income (loss)	(699)	(10,496)

Total stockholders' equity	750,203	650,474

Total liabilities and stockholders' equity	$9,283,314	$8,560,444

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries
Consolidated Statements of Income

	For the years ended December 31,
	2000	1999	1998

(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$811,867	$749,376	$755,803
Interest on securities:
Taxable interest income	63,890	65,504	65,598
Nontaxable interest income	1,912	1,191	835
Interest on federal funds sold
and other short-term investments	16,361	9,557	13,320

Total interest income	894,030	825,628	835,556

Interest expense:
Interest on deposits	351,315	284,482	305,127
Interest on federal funds purchased and
securities sold under repurchase agreements	9,847	8,394	8,310
Interest on Federal Home Loan Bank advances	10,482	7,162	1,003
Interest on other borrowings	5,069	391	1,435
Interest on capital notes	7,168	7,104	7,187

Total interest expense	383,881	307,533	323,062

Net interest income	510,149	518,095	512,494
Provision for loan losses	131,073	144,573	173,311

Net interest income after provision for loan losses	379,076	373,522	339,183
Noninterest income:
Processing services	107,968	83,359	87,987
Credit card securitization income	96,615	64,384	60,980
Gain on sale of subsidiary	59,414	--	--
Deposit services	32,584	27,865	24,948
Trust and investment services	22,165	22,980	22,979
Miscellaneous	62,679	50,029	61,869

Total noninterest income	381,425	248,617	258,763

Noninterest expense:
Salaries and employee benefits	264,449	216,263	182,848
Communications and supplies	76,426	58,529	58,046
Equipment rentals, depreciation and maintenance	55,375	50,637	45,839
Net occupancy expense of premises	43,290	30,554	30,045
Processing expense	35,269	27,661	28,784
Professional services	33,346	25,543	44,177
Loan servicing expense	29,728	29,917	26,065
Goodwill and other intangibles amortization	26,898	21,460	18,620
Miscellaneous	30,756	19,264	21,322

Total noninterest expense	595,537	479,828	455,746

Income before income taxes	164,964	142,311	142,200
Income tax expense (benefit):
Current	70,324	50,059	57,165
Deferred	(10,837)	(109)	(1,457)

Total income tax expense	59,487	49,950	55,708

Net income	$105,477	$92,361	$86,492

Average number of common shares outstanding	334,500	334,622	335,000

Net income per common share	$315.33	$276.02	$258.19

Cash dividends declared per common share	$46.47	$38.72	$35.00

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2000	1999	1998

(in thousands)
Net Income	$105,477	$92,361	$86,492
Other comprehensive income (loss), before tax:
Net unrealized holding gains (losses) on available-for-sale securities	17,419	(17,415)	495
Less: Reclassification adjustment for net gains realized in net income	2,070	888	1,307

Other comprehensive income (loss), before tax	15,349	(18,303)	(812)
Less: Income tax expense (benefit) for other comprehensive income	5,552	(6,645)	(291)

Other comprehensive income (loss), net of tax	9,797	(11,658)	(521)

Comprehensive income	$115,274	$80,703	$85,971

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2000, 1999 and 1998

	Common Stock ($5 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Employee Stock Trust	Total Stockholders’ Equity

(in thousands except per share data)
Balance, January 1, 1998	$1,675	$2,515	$504,184	$1,683	$ --	$510,057
Net Income	--	--	86,492	--	--	86,492
Net unrealized depreciation on securities available-for-sale, net of tax	--	--	--	(521)	--	(521)
Cash dividends - $35.00 per share	--	--	(11,725)	--	--	(11,725)

Balance, December 31, 1998	1,675	2,515	578,951	1,162	--	584,303
Net Income	--	--	92,361	--	--	92,361
Repurchase of common stock	(2)	(4)	(1,568)	--	--	(1,574)
Net unrealized depreciation on securities available-for-sale, net of tax	--	--	--	(11,658)	--	(11,658)
Cash dividends - $38.72 per share	--	--	(12,958)	--	--	(12,958)

Balance, December 31, 1999	1,673	2,511	656,786	(10,496)	--	650,474
Net Income	--	--	105,477	--	--	105,477
Net unrealized appreciation on securities available-for-sale, net of tax	--	--	--	9,797	--	9,797
Purchase shares for employee stock trust	--	--	--	--	4,901	4,901
Employee stock trust obligation	--	--	--	--	(4,901)	(4,901)
Cash dividends - $46.47 per share	--	--	(15,545)	--	--	(15,545)

Balance, December 31, 2000	$1,673	$2,511	$746,718	$(699)	$ --	$750,203

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries Consolidated Statements of Cash Flows

	For the years ended December 31,
	2000	1999	1998

(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$105,477	$92,361	$86,492
Adjustments to reconcile net income to net cash
flows from operating activities:
Provision for loan losses	131,073	144,573	173,311
Depreciation and amortization	70,581	55,381	44,412
Provision for deferred taxes	(10,837)	(109)	(1,457)
Origination of mortgage loans for resale	(673,813)	(132,466)	(146,816)
Proceeds from the sale of mortgage loans for resale	654,769	142,921	131,847
Gain on sale of subsidiary	(59,414)	--	--
Other asset and liability activity, net	148	(168,713)	8,537

Net cash flows from operating activities	217,984	133,948	296,326

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received (1)	(32,907)	(20,539)	(855)
Net cash received from sale of subsidiary	57,810	--	--
Maturities of securities available-for-sale	182,744	202,169	45,587
Sales of securities available-for-sale	20,418	200,035	303,076
Purchases of securities available-for-sale	(32,920)	(518,571)	(659,504)
Maturities of securities held-to-maturity	70,989	266,526	625,871
Purchases of securities held-to-maturity	(91,643)	(7,343)	(174,065)
Redemptions of FHLB stock and other securities	17,636	163	525
Purchases of FHLB stock and other securities	(264)	(24,475)	(6,413)
Net change in loans	(1,286,639)	(567,210)	(230,115)
Credit card securitization activities	775,995	(1,978)	(296,978)
Purchases of loan portfolios	(165,688)	(48,586)	(402,331)
Purchases of premises and equipment	(55,471)	(41,372)	(41,987)
Other, net	2,927	3,178	2,277

Net cash flows from investing activities	(537,013)	(558,003)	(834,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	804,462	(84,414)	466,836
Assumption of deposits, net	--	39,712	--
Net change in federal funds purchased and
securities sold under repurchase agreements	(184,680)	(17,490)	141,084
Issuance of FHLB advances	420,316	452,267	72,063
Principal repayments on FHLB advances	(603,068)	(111,725)	(47,484)
Issuance of other borrowings	661,994	10,286	14,000
Principal repayments on other borrowings	(602,936)	(11,032)	(34,333)
Principal repayments on capital notes	(795)	(794)	(1,188)
Repurchase of common stock	--	(1,574)	--
Cash dividends paid	(15,545)	(12,958)	(11,725)

Net cash flows from financing activities	479,748	262,278	599,253

Net change in cash and cash equivalents	160,719	(161,777)	60,667
Cash and cash equivalents at beginning of year	654,732	816,509	755,842

Cash and cash equivalents at end of year	$815,451	$654,732	$816,509

Cash paid during the year for:
Interest	$368,455	$310,471	$324,766
Income taxes	$50,933	$52,632	$53,387
Non-cash investing and financing activities:
Consideration for business acquisitions	$5,000	$2,319	$--

See Notes to Consolidated Financial Statements
(1) In acquisitions during 2000, the Company acquired non-cash assets of $103.8 million and assumed liabilities of $65.9 million. In acquisitions during 1999, the Company acquired non-cash assets of $214 million and assumed liabilities of $191.2 million.

First National of Nebraska and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the Company) include the accounts of the parent company; its 99.67% owned subsidiary, First National Bank of Omaha and subsidiaries (the Bank); its wholly-owned other banking subsidiaries; and its nonbanking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Nature of Business - The Company is a Nebraska-based interstate financial holding company whose primary assets are its banking subsidiaries. The banking subsidiaries are principally engaged in consumer, commercial, real estate and agricultural lending and retail deposit activities. The Company also has subsidiaries which provide merchant credit card processing and other services.

These operating activities involve similar types of customers, products and services and distribution methods. Financial information is maintained and analyzed on a total entity basis for decision making and performance assessment. The Company's operations are also regulated by common regulatory authorities. Therefore, in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it is a single reportable entity.

Use of Estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with original maturities of three months or less.

Securities - Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. Federal Home Loan Bank stock and other securities are not actively traded and do not have readily determinable fair values, therefore, these securities are reported at cost.

Purchase premiums and discounts are recognized in interest income using the level yield method over the period to maturity. Gains and losses on the sale of securities are determined using the specific-identification method.

Loans - Loans are reported at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Loan fees and certain direct loan origination costs are deferred and recognized as an adjustment of the yield of the related loan over the estimated average life of the loan.

Accrual of interest is discontinued on a loan when management believes collection of interest is doubtful after considering economic and business conditions, collection efforts, and the financial condition of the borrower. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Leases - Equipment acquired with no outside financing is leased to customers under direct financing lease arrangements. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized as interest income over the terms of the leases by methods that approximate the level yield method.

Allowance for Loan Losses - The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. Additions to the allowance are made through increases in the provision for loan losses. Charge-offs are deducted from the allowance, and subsequent recoveries are added. Methods for measuring the appropriate level of the allowance for non-credit card loans include the application of estimated loss factors to outstanding loans and certain unused commitments based on internal risk classifications of such loans and commitments. For credit card loans, management projects future losses based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries, due to bankruptcies, deceased cardholders and account settlements. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentrations, credit quality trends, collateral values and the seasoning of the loan portfolio. Since the evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. The Company’s measurement methods incorporate comparisons between recent experience and historical rates to reduce differences between estimated and actual losses. The allowance for loan losses is allocated to different parts of the loan portfolio based on the Company’s measurement processes for internal analytical purposes only. The entire allowance is available to absorb probable credit losses in the Company’s total loan portfolio.

Premises and Equipment - Premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases. Land is carried at cost.

Credit Card Securitizations - The Company sells receivables in securitizations of credit card loans on a revolving basis. In conjunction with these sales, the Company retains an interest in residual cash flows, known as interest-only strips, and servicing rights. A servicing asset or liability is not generally recognized in a credit card securitization since the Company receives adequate compensation relative to current market servicing rates. Gain or loss on the sale of credit card loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally uses its best estimates for fair value based on the present value of future expected cash flows using assumptions for credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Securities Sold Under Repurchase Agreements - Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Income Taxes - The Company files consolidated federal and state tax returns. Taxes of the subsidiaries, computed on a separate return basis, are remitted to the parent company. Under the liability method used to calculate income taxes, the Company provides deferred taxes for differences between the financial statement carrying amounts and tax bases of existing assets and liabilities by applying currently enacted statutory tax rates which are applicable to future periods.

Intangible Assets - Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with merger and acquisition transactions. Goodwill is amortized on a straight-line basis over periods ranging up to 25 years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over periods not exceeding 10 years using straight-line and accelerated methods, as appropriate. Purchased credit card relationships represent the intangible value of acquired credit card relationships and are amortized over 15 years using an accelerated method.

The Company periodically assesses the recoverability of intangible assets by reviewing such assets whenever events or changes in circumstances indicate that the book value may not be recoverable. An impairment is recognized when undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value.

Fair Values of Financial Instruments - Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. The Company assumes that the carrying amount of cash and short-term financial instruments approximates their fair value.

Trust Assets - Property (other than cash deposits) held by banking subsidiaries in fiduciary or agency capacities for their customers is not included in the accompanying consolidated statements of financial condition since such items are not assets of the Company.

Net Income Per Share - Net income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. The Company has no common stock equivalents.

Other - Certain reclassifications were made to prior years' financial statements to conform them to the improved classifications used in 2000. These reclassifications had no effect on net income or total assets.

B.       INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent.

Available-for-sale

The amortized cost of available-for-sale securities and their approximate fair values at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(in thousands)
2000
U.S. Government obligations	$766,885	$1,401	$ (2,183)	$766,103
Obligations of states and political subdivisions	3,500	--	--	3,500
Mortgage-backed securities	42,052	177	(324)	41,905
Other securities	2,021	2	(133)	1,890

Total securities available-for-sale	$814,458	$1,580	$ (2,640)	$813,398

1999
U.S. Government obligations	$924,897	$ 89	$(15,366)	$909,620
Obligations of states and political subdivisions	3,500	--	--	3,500
Mortgage-backed securities	52,530	14	(1,197)	51,347
Other securities	7,016	2	(36)	6,982

Total securities available-for-sale	$987,943	$ 105	$(16,599)	$971,449

1998
U.S. Government obligations	$812,156	$3,340	$ (1,325)	$814,171
Obligations of states and political subdivisions	30	--	--	30
Mortgage-backed securities	22,285	--	(206)	22,079
Other securities	--	--	--	--

Total securities available-for-sale	$834,471	$3,340	$ (1,531)	$836,280

The following table presents the amortized cost and fair value by the contractual maturity of available-for-sale debt securities held on December 31, 2000 as well as the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate). Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

(in thousands)
U.S. Government obligations
Due in one year or less	$320,449	$320,126	5.33%
Due after one year through five years	444,983	444,479	5.53%
Due after five years through ten years	1,453	1,498	7.42%
Due after ten years	--	--	--

Total	$766,885	$766,103	5.45%

Obligations of states and political subdivisions
Due in one year or less	$ --	$ --	--
Due after one year through five years	525	525	10.72%
Due after five years through ten years	1,090	1,090	11.12%
Due after ten years	1,885	1,885	11.81%

Total	$ 3,500	$ 3,500	11.43%

Other securities
Due in one year or less	$ 1,031	$ 1,031	7.02%
Due after one year through five years	988	857	7.40%
Due after five years through ten years	--	--	--
Due after ten years	2	2	--

Total	$ 2,021	$ 1,890	7.20%

Gross realized gains on sales of available-for-sale securities were $2.1 million in 2000, $888,000 in 1999 and $1.3 million in 1998. The proceeds from sales of available-for-sale securities were $20 million, $200 million and $303.1 million for 2000, 1999 and 1998, respectively.

Held-to-maturity
The amortized cost of held-to-maturity securities and their approximate fair values at December 31 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(in thousands)
2000
U.S. Government obligations	$117,816	$ 628	$ (11)	$118,433
Obligations of states and political subdivisions	32,086	232	(39)	32,279
Mortgage-backed securities	50,894	1,102	(38)	51,958
Other securities	457	--	--	457

Total securities held-to-maturity	$201,253	$1,962	$ (88)	$203,127

1999
U.S. Government obligations	$124,731	$ 7	$ (732)	$124,006
Obligations of states and political subdivisions	34,945	66	(292)	34,719
Mortgage-backed securities	19,280	7	(274)	19,013
Other securities	450	--	--	450

Total securities held-to-maturity	$179,406	$ 80	$(1,298)	$178,188

1998
U.S. Government obligations	$ 374,009	$2,109	$ --	$376,118
Obligations of states and political subdivisions	16,671	210	--	16,881
Mortgage-backed securities	29,788	325	(8)	30,105
Other securities	450	--	--	450

Total securities held-to-maturity	$420,918	$ 2,644	$ (8)	$423,554

The following table presents the amortized cost and fair value by the contractual maturity of held-to-maturity debt securities held on December 31, 2000 as well as the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate).

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

(in thousands)
U.S. Government obligations
Due in one year or less	$ 73,451	$73,540	6.12%
Due after one year through five years	44,365	44,893	6.32%
Due after five years through ten years	--	--	--
Due after ten years	--	--	--

Total	$117,816	$118,433	6.20%

Obligations of states and political subdivisions
Due in one year or less	$ 5,620	$ 5,628	10.27%
Due after one year through five years	19,486	19,598	10.71%
Due after five years through ten years	3,012	3,073	10.94%
Due after ten years	3,968	3,980	10.22%

Total	$ 32,086	$ 32,279	10.60%

Other securities
Due in one year or less	$ --	$ --	--
Due after one year through five years	450	450	6.64%
Due after five years through ten years	--	--	--
Due after ten years	7	7	--

Total	$ 457	$ 457	6.54%

Available-for-sale and held-to-maturity securities totaling $677.9 million and $675.1 million, at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

C.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants individual consumer, commercial, agricultural, and real estate loans to its customers. The commercial loan portfolio is diversified, consisting of numerous industries located or headquartered primarily in the Company's operating region which includes Nebraska, Colorado, Kansas, South Dakota, and Iowa. The majority of individual consumer loans are to customers located in the central part of the United States and are primarily credit card loans.

The table below reflects reported loans at December 31, and does not include securitized credit card loans:

	2000	1999

(in thousands)

Individual consumer	$2,806,528	$3,016,705
Real estate - mortgage	1,516,400	1,176,024
Commercial and financial	1,273,926	1,171,786
Agricultural	663,422	534,004
Real estate - construction	546,405	303,836
Lease financing	101,988	80,196
Other	17,530	31,181

Gross loans	6,926,199	6,313,732
Less:
Allowance for loan losses	105,304	106,484
Unearned income	20,591	15,429

Net loans	$6,800,304	$6,191,819

Lease financing at December 31 was comprised of the following:

	2000	1999

(in thousands)

Direct financing leases:
Lease payments receivable	$85,829	$67,945
Estimated residual value of equipment	16,159	12,251

	101,988	80,196
Less unearned income	14,172	10,166

Net leases	$87,816	$70,030

At December 31, 2000, minimum lease financing payments receivable for each of the five succeeding years are approximately: $25.1 million for 2001; $21.7 million for 2002; $16.1 million for 2003; $11.9 million for 2004; and $5.9 million for 2005.

In addition to loans owned by the Company, credit card loans securitized and serviced for others totaled $1.4 billion and $651 million at December 31, 2000 and 1999, respectively. Mortgage loans serviced for others totaled $604.5 million and $490.9 million, respectively, at December 31, 2000 and 1999. Loan participations sold to banks owned by shareholders of the Company were $100.5 million and $93 million, respectively, at December 31, 2000 and 1999. Loan participations of $50.8 million and $24.9 million were also purchased from companies owned by shareholders at December 31, 2000 and 1999, respectively. Loans to subsidiary bank directors and their associates were approximately $47.9 million and $27 million at December 31, 2000 and 1999, respectively. Loans held for sale at December 31, 2000 and 1999 were $65.1 million and $11.8 million, respectively.

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2000	1999	1998

(in thousands)

Balance beginning of year	$106,484	$121,877	$128,990
Provision for loan losses	131,073	144,573	173,311
Addition due to acquisitions of loans	3,518	3,054	13,035
Reduction due to sales of loans	(12,210)	—	(8,990)

Loans charged off	(146,306)	(191,257)	(213,325)
Loans recovered	22,745	28,237	28,856

Total net charge-offs	(123,561)	(163,020)	(184,469)

Balance end of year	$105,304	$106,484	$121,877

Individual consumer loans are predominately unsecured, and the allowance for potential losses associated with these loans has been established accordingly. The majority of the non-consumer loan categories are generally secured by real estate, operating assets, or financial instruments. The amount of collateral obtained is based upon management’s evaluation of the borrower.

Impaired loans of the Company include larger-balance commercial, financial, agricultural, construction and commercial real estate loans where it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A portion of the Company’s allowance for loan losses is allocated to these impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. As of December 31, 2000, 1999 and 1998 and for each of the three years then ended, the Company's recorded investment in impaired loans and associated interest income was immaterial.

D.      CREDIT CARD ACTIVITIES

The Company sells credit card loans which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card receivables, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities. The Company receives annual servicing fees approximating two percent of the outstanding balances of the credit card loans and retains rights to future cash flows arising after investors in the securitization trust have received the return for which they are entitled to receive. These retained interests are subordinate to investor's interests. The value of the retained interests is subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

As of December 31, 2000, managed credit card loan balances (those held by the Company in its portfolio and those sold to investors through securitizations) were $3.6 billion. The following table reflects the balance sheet impact of the Company's credit card securitizations and the delinquencies and the net charge-offs for the managed credit card loan portfolio. An account is considered contractually delinquent if the minimum payment is not received by the specified due date.

2000

(in thousands)

Credit card loans
Credit card loan portfolio included on the balance sheet	$2,214,474
Securitized credit card loans sold to investors and removed from the balance sheet	1,412,038

Total managed credit card loan portfolio at December 31	$3,626,512
Delinquent loans in the managed credit card loan portfolio at December 31
30-89 days	$91,796
90 days or more and still accruing	$61,700
Total net charge-offs on the managed credit card loan portfolio for the
year ended December 31	$160,751
Annual average credit card loans
Reported credit card loans	$2,253,450
Securitized credit card loans	913,006

Total annual average managed credit card loan portfolio	$3,166,456
Total net charge-offs as a percentage of annual average managed loans	5.08%

At the time the Company enters into a securitization, an interest-only strip asset is recognized and the resulting gain on sale is recorded in noninterest income as a component of credit card securitization income. Credit card securitization income includes servicing income, income on interest-only strips and gains on securitizations. The interest-only strip represents the present value of the future cash flows related to the securitizations and is classified in other assets. During the revolving period of a credit card securitization, an additional gain is recognized over the life of the transactions as additional receivables are sold. The interest-only strip is amortized as the receivables sold to investors are repaid or as securitizations expire. In 2000, the Company recognized pretax gains of $43.4 million on securitizations of credit card receivables.

Certain estimates are used in determining the fair value of interest-only strips, including net revenues, prepayment speeds, weighted-average receivable lives and the discount rate. The components of net revenues, which are estimated, include finance charge and fee revenue (excluding interchange income) generated by the securitized loans in excess of interest paid to investors, related net credit losses and the cost of servicing. The resulting expected cash flows are discounted over the estimated lives of the receivables to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Company may not recover all of the recorded investment of interest-only strips. The receivables in each trust have unique attributes; thus, the interest-only strips related to each trust are evaluated separately. The following assumptions were used to estimate the fair value of the interest-only strips related to credit card securitizations completed during 2000 (rates per annum):

Prepayment speeds	11.8% - 16.7%
Weighted-average receivable lives (in years)	.5 - .7
Expected credit losses	2.7% - 5.9%
Discount rate	15%

The fair value of interest-only strips was $18.2 million at December 31, 2000. At December 31, 2000, the Company calculated the sensitivity of the assumptions used in calculating the fair values of interest-only strips to immediate 10 percent and 20 percent adverse changes in the assumptions.

		Impact on Fair Value with
	Actual	an Adverse Change of

(in thousands and rates per annum)		10%	20%

As of December 31, 2000
Weighted average receivable lives (in years)	.5 - .7	--	--
Prepayment speeds	11.8% - 16.7%	$1,710	$3,442
Expected credit losses	2.7% - 5.6%	$2,461	$4,930
Discount rate	15%	$102	$204

This sensitivity analysis is hypothetical and is as of a specific point in time. As a result, these scenarios should be used with caution. As the table indicates, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair values of interest-only strips are calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

A summary of certain cash flows received from and paid to securitization trusts during 2000 are as follows:

(in thousands)

Received from (paid to) the securitization trusts
Proceeds from new securitizations	$1,199,000
Purchases of previously securitized receivables	(423,005)

Change in securitization	775,995

Collections used by the trusts to purchase new
balances in revolving credit card securitizations	1,235,021
Servicing fees received	19,845
Cash flows received on interest-only strips	58,335

Credit enhancements associated with credit card securitizations, such as spread accounts, totaled $8.5 million at December 31, 2000, and are classified on the balance sheet in other assets. Transaction costs in the transaction are typically deferred and amortized over the life of the security and are reported in noninterest expense.

 E.  PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following:

	December 31,
	2000	1999

(in thousands)

Land	$ 18,536	$ 18,091
Buildings	103,278	84,568
Leasehold improvements	30,516	27,281
Equipment	219,096	192,960

	371,426	322,900
Less accumulated depreciation	207,016	173,097

Net premises and equipment	$164,410	$149,803

See footnote L for discussion of leased premises and equipment.

F.       DEPOSITS

At December 31, 2000, the scheduled maturities of total certificates of deposit were as follows:

(in thousands)

2001	$3,285,187
2002	810,686
2003	114,315
2004	56,185
2005 and thereafter	86,924

Total certificates of deposit	$4,353,297

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $971.8 million and $762 million at December 31, 2000 and 1999, respectively.

G.       FEDERAL HOME LOAN BANK ADVANCES

The Company had advances from the Federal Home Loan Bank as follows:

	December 31, 2000		December 31, 1999

	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

(in thousands)

Scheduled maturities due on regular advances:
Due in one year or less	6.50%	$58,048	5.66%	$123,001
Due after one year through two years	6.43%	1,464	6.18%	915
Due after two years through three years	6.50%	12,366	6.30%	1,336
Due after three years through four years	5.67%	29,974	5.25%	21,238
Due after four years through five years	6.49%	1,887	5.57%	30,846
Due after five years	5.67%	85,586	5.67%	59,741

Total regular advances	5.99%	$189,325	5.62%	$237,077
Total line of credit advances	--	--	5.00%	$135,000

Total Federal Home Loan Bank advances	5.99%	$189,325	5.39%	$372,077

These Federal Home Loan Bank advances carried interest rates ranging from 4.98% to 7.82% as of December 31, 2000. Fixed-rate advances totaling $164.5 million at December 31, 2000 are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank with call dates ranging from January 2001 to September 2006. These convertible advances include $45 million with scheduled maturities due in one year or less, $11 million with scheduled maturities due after two years through three years, $29 million with maturities due after three years through four years and $79.5 million with maturities due after five years. At December 31, 2000 and 1999, outstanding advances were collateralized by real estate loans totaling $375.4 million and $443.5 million, respectively, mortgage-backed securities totaling $89.8 million and $48.1 million, respectively, and investment securities totaling $0 and $15 million, respectively, in compliance with Federal Home Loan Bank requirements. Additionally, the Company held Federal Home Loan Bank stock totaling $15.4 million at December 31, 2000 and $33 million at December 31, 1999 which is also held as collateral.

H.      OTHER BORROWINGS

The parent company has a $125 million syndicated revolving credit facility available for acquisitions or other corporate purposes which bears a variable rate of interest tied to publicly announced debt ratings of the Bank. At December 31, 2000 and 1999, the balance outstanding under this credit facility was $23 million and $0, respectively. The credit facility will mature on December 4, 2003, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that the Company maintain certain financial covenants.

Cornerstone Mortgage Company, a subsidiary of the Bank, acquired in February 2000, has a warehousing credit and security agreement providing for a $75 million credit line used to fund mortgage loan originations for resale. At December 31, 2000, the balance outstanding on this credit line was $45.9 million. This line bears a variable rate of interest tied to LIBOR and the types of mortgage loans funded. The credit line is collateralized by the mortgage loans which the line is used to fund. Repayment periods for draws on the warehousing credit line range from 90-450 days based on the type of mortgage loan funded by the line. The warehousing credit and security agreement expires September 12, 2001. Among other restrictions, the warehousing credit and security agreement requires that Cornerstone Mortgage Company maintain certain financial covenants. As part of this agreement, the Bank issued a $2.9 million letter of credit.

InfiCorp Holdings, Inc., a subsidiary acquired in July 2000 by the parent company, entered into an agreement in November 2000 providing for a $9.5 million unsecured revolving credit line for operating purposes which bears a variable rate of interest tied to LIBOR. The balance outstanding under this credit line was $8.8 million at December 31, 2000. The credit line will mature on November 8, 2001, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that InfiCorp Holdings, Inc. maintain certain financial covenants. The parent company has guaranteed payment of this credit line.

In April 2000, a subsidiary of the parent company, Whitetail Finance Company, entered into an agreement providing for a $10 million unsecured revolving credit line for operating purposes which bears a variable rate of interest tied to LIBOR. At December 31, 2000, the balance outstanding under this credit line was $5.8 million. The credit line will mature on April 25, 2001, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that the Company maintain certain financial covenants. The parent company has guaranteed payment of this note.

In July 2000, the parent company issued $1.5 million and $3.5 million in notes which mature on or before July 6, 2003 and July 6, 2010, respectively, and pay interest semi-annually at a fixed rate of 9.1% and 9.4%, respectively. These notes may be prepaid at the option of the parent company prior to maturity without penalty.

At December 31, 2000 and 1999, the existing 22-story headquarters building located in Omaha, Nebraska, was subject to a mortgage which requires annual payments of $1.3 million including interest at 7.75%, through the year 2003. The Bank may prepay the mortgage with a prepayment premium. The mortgage balance was $2.4 million and $3.4 million at December 31, 2000 and 1999, respectively.

I.       CAPITAL NOTES

The Bank has $75 million in subordinated capital notes which are due to mature on December 1, 2010. The subordinated capital notes pay interest semi-annually on June 1 and December 1 at a fixed rate of 7.32%. The subordinated capital notes are unsecured and subordinated to the claims of depositors and general creditors of the Bank. No sinking fund has been provided, and the subordinated capital notes may not be redeemed, in whole or in part, prior to maturity.

The parent company has unsecured capital notes which require principal payments through 2005. At December 31, 2000 and 1999, $16.3 million and $17.1 million, respectively, were outstanding on these notes. The capital notes are noncallable and carry interest rates ranging from 9% to 12.5%. Principal amounts due on capital notes in each of the succeeding five years and thereafter are approximately: $700,000 in 2001; $7.5 million in 2002; $1.9 million in 2003 and 2004; and $4.3 million in 2005.

A subsidiary bank of the parent company, First National Bank South Dakota, issued $2.3 million in capital notes which require principal payments beginning in 2006 through 2009. The capital notes pay interest quarterly beginning February 5, 2000 at a fixed rate of 7.5%. The capital notes are unsecured and subordinated to the claims of depositors and general creditors of the subsidiary.

J. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:
	2000	1999

(in thousands)

Deferred tax assets:
Allowance for loan losses	$40,194	$36,927
Employee benefits	12,148	10,246
Purchased credit card relationships	8,634	6,113
Gain on sale of subsidiary	5,186	--
Net operating loss carryforwards from acquired company (1)	5,467	--
Depreciation and amortization	4,538	1,903
Market adjustment on available-for-sale securities	364	6,090
Other	4,889	3,442

Total deferred tax assets	81,420	64,721

Deferred tax liabilities:
Lease financing	2,891	2,469
Change in accrual method recognized over future periods for tax purposes	1,678	4,550
Retained interests recorded for securitization	10,627	3,755
Other	2,052	2,255

Total deferred tax liabilities	17,248	13,029

Net deferred tax assets	$64,172	$51,692

(1) Expires in 2020.

The following is a comparative analysis of the provision for federal and state taxes:

	For the years ended December 31,
	2000	1999	1998

(in thousands)

Current federal	$65,567	$45,073	$51,680
Current state	4,757	4,986	5,485

Total current taxes	70,324	50,059	57,165

Deferred federal	(10,926)	(30)	(1,497)
Deferred state	89	(79)	40

Total deferred taxes	(10,837)	(109)	(1,457)

Total provision for income taxes	$59,487	$49,950	$55,708

The effective rates of total tax expense for the years ended December 31, 2000, 1999 and 1998 were different than the statutory federal tax rate. The reasons for the differences were as follows:

	For the years ended December 31,
	2000	1999	1998

(percent of pretax income)

Statutory federal tax rate	35.0%	35.0%	35.0%
Additions (reductions) in taxes resulting from:
Tax-exempt interest income	(0.8)%	(0.7)%	(0.6)%
State taxes	1.9%	2.2%	2.0%
Change in tax estimate	(0.2)%	(2.7)%	1.5%
Goodwill amortization	1.7%	1.2%	1.2%
Other items, net	(1.5)%	0.1%	0.1%

Effective tax rate	36.1%	35.1%	39.2%

K.      EMPLOYEE BENEFIT PLANS

The Company provides a noncontributory defined benefit pension plan to employees. The pension plan covers substantially all employees with one or more years of service. Pension benefits are based on years of service and the employee's highest average compensation using 60 consecutive months out of the last 120 months of employment. The pension benefits are funded under a self-administered pension trust with the Bank's trust department acting as trustee. The Company's policy is to fund the pension plan with sufficient assets necessary to meet benefit obligations as determined on an actuarial basis (normally up to the amount deductible under existing tax regulations).

In addition to providing pension benefits, the Company also provides postretirement medical and death benefits to retired employees meeting certain eligibility requirements. The medical plan is contributory, whereby the retired employee pays a portion of the health insurance premium, and contains other cost-sharing features such as deductibles and coinsurance.

The following tables provide a reconciliation of the benefit obligations, plan assets and funded status of the pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

(in thousands)

Change in benefit obligation:
Benefit obligation at January 1	$58,382	$58,753	$6,922	$6,567
Service cost	5,529	4,940	689	614
Interest cost	4,374	3,524	536	443
Retiree contributions	--	--	64	65
Actuarial loss (gain)	572	(7,501)	386	(549)
Benefits paid	(1,420)	(1,334)	(220)	(218)

Benefit obligation at December 31	$67,437	$58,382	$8,377	$6,922

	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

(in thousands)

Change in plan assets:
Fair value of plan assets at January 1	$64,950	$78,519	--	--
Actual return on plan assets	1,514	(12,235)	--	--
Benefits paid	(1,420)	(1,334)	--	--

Balance at December 31	$65,044	$64,950	--	--

	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

(in thousands)

Funded status	$(2,393)	$6,568	$(8,377)	$(6,922)
Unrecognized net actuarial gain	(351)	(4,554)	(1,577)	(2,010)
Unrecognized prior service cost	359	422	--	--
Unrecognized net assets at transition	--	(333)	--	--
Unrecognized transition obligation	--	--	2,617	2,834

Prepaid (accrued) benefit cost	$(2,385)	$2,103	$(7,337)	$(6,098)

	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

Assumptions as of December 31:
(weighted averages)
Discount rate	7.50%	7.50%	7.50%	7.50%
Expected return on plan assets	8.00%	8.00%	--	--
Rate of compensation increase	5.00%	5.00%	--	--

Pension plan assets consist primarily of equity securities, corporate bonds and government and agency securities. The pension plan owned parent company common stock with an original cost of $270,000 and a fair value of $23.3 million and $26.6 million at December 31, 2000 and 1999, respectively.

Net periodic benefit cost (income) included the following components:

	Pension Benefits			Postretirement Benefits

	2000	1999	1998	2000	1999	1998

(in thousands)

Service cost	$5,529	$4,940	$4,605	$ 689	$ 614	$ 526
Interest cost	4,374	3,524	3,329	536	443	382
Amortization of prior service costs	63	63	63	--	--	--
Expected return on plan assets	(5,145)	(6,231)	(6,262)	--	--	--
Recognized net actuarial gain	--	(991)	(1,427)	(46)	(36)	(72)
Amortization of transition amounts	(333)	(394)	(394)	217	217	217

Net periodic benefit cost (income)	$4,488	$ 911	$ (86)	$1,396	$1,238	$1,053

The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the postretirement benefit plan was 5%. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

(in thousands)
Effect on total of service and interest cost components
of net periodic postretirement healthcare cost	$ 68	$ (65)
Effect on postretirement benefit obligation	314	(300)

In addition to the pension and postretirement benefit plans, the Company also has 401(k) savings plans which cover substantially all employees. Total cost for these plans, included within noninterest expense, for the years ended December 31, 2000, 1999 and 1998 was $3.8 million, $3.1 million and $1.7 million, respectively.

In December 2000, the Company established and funded two executive deferred compensation plans, replacing an existing executive deferred compensation plan. For the years ended December 31, 2000, 1999 and 1998, expense attributable to these plans was $1.1 million, $1.1 million and $1.3 million, respectively.

Also in December 2000, the Company established and funded an employee stock trust. The employee stock trust was established to provide funding for obligations of employee benefit plans. The employee stock trust is a non-qualified grantor trust and is consolidated with the Company’s financial statements. Shares held by the employee stock trust are treated for accounting purposes like treasury stock, as a reduction of stockholders’ equity. The obligation under this employee stock trust is also classified as a component of equity. As of December 31, 2000, the employee stock trust held 1,531 shares of parent company stock. None of these shares were committed to fund employee benefit obligations at December 31, 2000.

L.   CONTINGENCIES AND COMMITMENTS

In the normal course of business, there are various outstanding commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the consolidated financial statements. Since commitments may expire without being exercised, these amounts do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those described in Note C.

At December 31, 2000 and 1999, the Company had unused loan commitments, excluding consumer credit card lines, of $2.2 billion and $1.9 billion, respectively. Additionally, standby letters of credit of $105.4 million and $138 million had been issued at December 31, 2000 and 1999, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

The Company had unused consumer credit card lines of $24.9 billion and $21.5 billion at December 31, 2000 and 1999, respectively. The Company has the contractual right to change the conditions of the credit card members' benefits or terminate the unused line at any time without prior notice. Since many unused credit card lines are never actually drawn upon, the unfunded amounts do not necessarily represent future funding requirements.

The Company has operating leases for office space with terms ranging from one to ten years, which may include renewal options. Certain leases also include residual value guarantees up to $130.5 million, or alternatively, the Company may elect to exercise purchase options totaling $150.8 million. Operating leases on equipment and office space require future minimum annual rental payments as follows: 2001-$23.2 million; 2002-$21.2 million; 2003-$12.2 million; 2004-$9.4 million; 2005-$6.6 million; and $19.6 million thereafter through the year 2026. Net rental expense on leases for the years ending December 31, 2000, 1999 and 1998 was approximately $25.9 million, $18.6 million and $17.5 million, respectively.

The Company also has a commitment to lease a 40-story tower in Omaha, Nebraska that is currently under construction. Future annual lease payments are estimated to be $16 million and are expected to begin when the tower is completed in 2002. This lease is expected to include estimated residual value guarantees up to $165.8 million, or alternatively, the Company may elect to exercise a purchase option for approximately $195 million. The Company has short-term leases for other locations in Omaha which it has the ability to terminate upon completion of the tower’s construction.

M.     REGULATORY MATTERS

The Company is governed by various regulatory agencies. Financial holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the Federal Deposit Insurance Corporation (FDIC). The Company's banking subsidiaries include eight national banks, two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities. The Company also owns two trust companies that are primarily regulated by the OCC.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Subsidiary banks are subject to limitations under federal law in the amount of dividends they may declare. At December 31, 2000, approximately $124 million of subsidiary banks' retained earnings was available for dividend declaration without prior regulatory approval.

On April 6, 2000, the parent company became a “financial holding company” under the Gramm-Leach-Bliley Act. As a financial holding company, the Company is permitted to engage in and to acquire companies engaged in “financial in nature” activities. These activities could include, among other things, securities and insurance activities and investment banking (through appropriate entities). Engaging in these activities could subject the parent company and its subsidiaries to regulation by additional functional regulators. The parent company is required to satisfy certain conditions in order to retain its rights as a financial holding company. One such condition is that all of the depository institutions controlled by the Company must be and remain well capitalized and well managed. Failure to satisfy this condition could result in regulatory action against the Company, including forced divestiture of its depository institution subsidiaries.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Company and its banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2000, the most recent notification from the bank regulators categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed these categories. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6%, and Tier I leverage capital of 5%.

The Company's and First National Bank of Omaha's actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized Under Prompt Corrective Action Provisions

			For Minimum Capital Adequacy Purposes
	Actual

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2000
Total Capital to Risk Weighted Assets
Consolidated	$828,406	10.4%	$639,999	8.0%	N/A
First National Bank of Omaha	$436,651	10.5%	$332,436	8.0%	$415,545	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$643,431	8.0%	$319,999	4.0%	N/A
First National Bank of Omaha	$312,868	7.5%	$166,218	4.0%	$249,327	6.0%
Tier I Capital to Average Assets
Consolidated	$643,431	7.2%	$357,993	4.0%	N/A
First National Bank of Omaha	$312,868	6.9%	$180,863	4.0%	$226,078	5.0%

As of December 31, 1999
Total Capital to Risk Weighted Assets
Consolidated	$751,810	10.8%	$554,935	8.0%	N/A
First National Bank of Omaha	$363,314	10.5%	$276,853	8.0%	$346,066	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$577,331	8.3%	$277,467	4.0%	N/A
First National Bank of Omaha	$245,578	7.1%	$138,426	4.0%	$207,640	6.0%
Tier I Capital to Average Assets
Consolidated	$577,331	7.1%	$323,176	4.0%	N/A
First National Bank of Omaha	$245,578	6.0%	$163,710	4.0%	$204,637	5.0%

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the Federal Reserve Board. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the Federal Reserve Board exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to Federal Reserve Bank reserve requirements, the Company's banking subsidiaries were required to maintain certain cash reserve balances with the Federal Reserve system of approximately $32.2 million and $21.7 million at December 31, 2000 and 1999, respectively.

N.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement No. 107, "Disclosures About Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2000 and 1999. The information presented is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2000		December 31, 1999

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(in thousands)

Financial assets:
Cash and cash equivalents	$ 815,451	$ 815,451	$ 654,732	$ 654,732
Investment securities	1,039,494	1,041,368	1,193,070	1,191,852
Net loans and lease financing	6,800,304	6,920,819	6,191,819	6,393,141
Accrued interest receivable	94,906	94,906	77,063	77,063

Financial liabilities:
Deposits	$ 7,847,949	$ 7,889,612	$ 7,008,712	$ 6,996,408
Federal funds purchased and securities
sold under repurchase agreements	156,805	156,805	341,485	341,485
Federal Home Loan Bank advances	189,325	192,077	372,077	370,963
Other borrowings	91,098	91,098	3,758	3,758
Accrued interest payable	50,626	50,626	34,025	34,025
Capital notes	93,594	97,372	94,389	89,159

The following methods and assumptions were used in estimating fair value disclosures for the Company's financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and due from banks, federal funds sold and other short-term investments approximate the fair values.

Investment Securities - The fair values of the Company's securities, excluding Federal Home Loan Bank stock and other securities, are based on the quoted market prices at December 31, 2000 and 1999. Available-for-sale securities are carried at their aggregate fair values. The carrying value of the Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Net Loans and Lease Financing - The fair values of the Company's loans and lease financing have been estimated using two methods: 1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

Accrued Interest Receivable - The carrying amount of accrued interest receivable approximates the fair value.

Deposits - The methodologies used to estimate the fair values of deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements - The carrying amounts of federal funds purchased and securities sold under repurchase agreements approximate the fair values.

Federal Home Loan Bank Advances - The fair values of Federal Home Loan Bank advances are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

Other Borrowings - The carrying amounts for other borrowings approximates fair value since these borrowings are primarily variable rate instruments.

Accrued Interest Payable - The carrying amount of accrued interest payable approximates the fair value.

Capital Notes - The fair values of capital notes are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments and standby letters of credit approximate carrying value because the fees currently charged for these arrangements and the underlying interest rates approximate market.

O.          ACQUISITIONS

In February 2000, the Bank acquired Cornerstone Mortgage Company in a transaction accounted for as a purchase. Cornerstone Mortgage Company is a full service mortgage banking company headquartered in Houston, Texas with assets of approximately $20 million at acquisition.

In July 2000, the parent company acquired InfiCorp Holdings, Inc., parent of InfiStar Corporation, InfiLink Corporation and InfiBank, a limited purpose state chartered credit card bank, in a transaction accounted for as a purchase. InfiCorp Holdings, Inc., located in Atlanta, Georgia, provides comprehensive credit card portfolio management services and had consolidated assets of approximately $49 million at the time of acquisition.

In November 1999, a subsidiary of the parent company, First National Bank South Dakota, acquired Commercial Banshares, Inc., parent of Commercial Trust and Savings Bank, in a transaction accounted for as a purchase. Commercial Banshares, Inc. had consolidated assets of approximately $161 million. At acquisition, Commercial Trust and Savings Bank was renamed to Commercial Bank, a division of First National Bank South Dakota. Commercial Bank has branches in Mitchell, Huron and Woonsocket, South Dakota.

A second acquisition occurred in November 1999 and it was also accounted for as a purchase. A bank holding company subsidiary acquired FNBJ Company, a parent of First National Bank of Johnstown, Colorado. FNBJ Company, the holding company of First National Bank of Johnstown, had consolidated assets of approximately $30 million. At acquisition, First National Bank of Johnstown merged into Union Colony Bank and was renamed Union Colony - Johnstown Branch.

P.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of January 1, 2001. The adoption of Statement No. 133 will not have a material impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This new Statement replaces Statement No. 125, issued in June 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125’s provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect the full adoption of Statement No. 140 to have a significant impact on the financial position or results of operations of the Company.

Q.        CONDENSED FINANCIAL INFORMATION OF FIRST NATIONAL OF NEBRASKA

First National of Nebraska (parent company only)
Condensed Statements of Financial Condition

	December 31,
	2000	1999

(in thousands)

Assets

Cash and due from banks	$315	$411
Other short-term investments	4,100	6,100

Total cash and cash equivalents	4,415	6,511

Other securities	406	406
Loans to subsidiaries	23,783	8,294

Investment in subsidiaries:
First National Bank of Omaha	312,659	239,979
Other banking subsidiaries	428,033	403,412
Nonbanking subsidiaries	28,393	11,401

Total investment in subsidiaries	769,085	654,792

Other assets	7,526	4,976

Total assets	$805,215	$674,979

Liabilities and Stockholders' Equity

Other liabilities	$6,777	$2,873
Deferred gain on sale of buildings	3,960	4,562
Other borrowings	28,000	--
Capital notes	16,275	17,070

Total liabilities	55,012	24,505

Stockholders' equity:
Common stock	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	746,718	656,786
Accumulated other comprehensive income (loss)	(699)	(10,496)

Total stockholders' equity	750,203	650,474

Total liabilities and stockholders' equity	$805,215	$674,979

First National of Nebraska (parent company only)
Condensed Statements of Operations

	For the years ended December 31,
	2000	1999	1998

(in thousands except share and per share data)
Revenues:
Income from subsidiaries:
Dividends from First National Bank of Omaha	$39,752	$27,066	$14,988
Dividends from other banking subsidiaries	35,000	31,000	23,575
Interest income on short-term investments	453	38	159
Recognized gain on sale of buildings	602	602	602
Investment interest and other income	4,026	1,599	462

Total revenues	79,833	60,305	39,786

Expenses:
Interest	3,750	1,656	2,749
Other	10,825	6,094	3,358

Total expenses	14,575	7,750	6,107

Income before income taxes and equity in undistributed
earnings of subsidiaries	65,258	52,555	33,679
Income tax expense (benefit)	(1,028)	(5,507)	641

Total income before equity in undistributed
earnings of subsidiaries	66,286	58,062	33,038

Equity in undistributed earnings (losses)
of subsidiaries:
First National Bank of Omaha	27,703	13,589	30,688
Other banking subsidiaries	13,685	18,473	22,530
Nonbanking subsidiaries	(2,197)	2,237	236

Total equity in undistributed earnings of subsidiaries	39,191	34,299	53,454

Net income	$105,477	$92,361	$86,492

Average number of shares outstanding	334,500	334,622	335,000

Net income per share	$315.33	$276.02	$258.19

First National of Nebraska (parent company only)
Condensed Statements of Cash Flows

	For the years ended December 31,
	2000	1999	1998

(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$105,477	$ 92,361	$ 86,492
Adjustments to reconcile net income to net cash
flows from operating activities:
Equity in undistributed earnings of subsidiaries	(39,191)	(34,299)	(53,454)
Recognized gain on sale of buildings	(602)	(602)	(602)
Gain on sale of investment securities	(2,039)	--	--
Other, net	2,992	(2,678)	2,913

Net cash flows from operating activities	66,637	54,782	35,349

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of securities available-for-sale	17,957	--	--
Purchases of securities available-for-sale	(15,918)	--	--
Change in investment in subsidiaries and other assets	(77,376)	(36,168)	(2,090)

Net cash flows from investing activities	(75,337)	(36,168)	(2,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of other borrowings	112,000	10,000	14,000
Principal repayments of other borrowings	(89,056)	(10,056)	(33,070)
Principal repayments of capital notes	(795)	(794)	(1,188)
Repurchase of common stock	--	(1,574)	--
Cash dividends paid	(15,545)	(12,958)	(11,725)

Net cash flows from financing activities	6,604	(15,382)	(31,983)

Net change in cash and cash equivalents	(2,096)	3,232	1,276

Cash and cash equivalents at beginning of year	6,511	3,279	2,003

Cash and cash equivalents at end of year	$ 4,415	$ 6,511	$ 3,279

Cash paid during the year for:
Interest	$ 3,296	$ 1,701	$ 2,833
Income taxes	$ 50,933	$52,632	$53,387

Cash received from affiliates for income taxes	$ 45,129	$49,271	$51,895
Noncash investing and financing activities:
Noncash consideration for business acquisition	$ 5,000	$ --	$ --

Independent Auditors' Report

Board of Directors and Stockholders
First National of Nebraska, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated statements of financial condition of First National of Nebraska, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National of Nebraska, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
January 31, 2001

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company

The Company consists of the parent company, which is a Nebraska-based interstate financial holding company, and its consolidated subsidiaries which trace their origins back to 1857. Its principal subsidiaries include First National Bank of Omaha and its subsidiaries; First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company and its wholly-owned subsidiary: Nebraska Trust Company, N.A.; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; and First National of Colorado, Inc., and its wholly-owned Colorado subsidiaries which primarily include: First National Bank, Fort Collins; Union Colony Bank, Greeley; First National Bank of Colorado, Boulder; and FNC Trust Group, N.A. The Company also has nonbanking subsidiaries, which in the aggregate are not material. The Company had 6,433 employees as of December 31, 2000.

The Company is governed by various regulatory agencies. Financial holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include eight national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities. The Company also owns two trust companies that are primarily regulated by the OCC.

The Company has 48 years of experience providing credit card services and was one of the originators of the bank credit card industry. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the central part of the country. In 2000, the Company was ranked the ninth largest bank issuer of credit cards and the fifteenth largest overall issuer based on the amount of managed credit card loans outstanding. The Company performs credit card servicing activities on behalf of its affiliate banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through the core deposits of its affiliate banks.

The Company continues to make substantial investments in data processing technology for its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing and check processing. In 2000, the Company was ranked the eleventh largest merchant credit card processor in the United States with over $24.4 billion in transactions processed in 2000 and $20.5 billion in transactions processed in 1999. It was also ranked among the top twenty largest automated clearinghouse processors in the country and one of the largest check processors in its market area. The Company provides data processing services to 42 non-affiliated banks located in nine states. The Company continues to closely monitor the risks and competitive conditions as they relate to pricing and technological issues associated with these processing services.

Competitors of the Company include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to local retailers which provide their own credit cards. As a result of this intense nation-wide competition, a number of companies are exiting the credit card industry.

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

Results of Operations

Overview

The Company earned a record net income for 2000 of $105.5 million, an increase of $13.1 million, or 14.2%, from 1999. In 1999, net income was $92.4 million, an increase of $5.9 million, or 6.8%, from 1998. Net income for 2000 includes a gain before taxes of $59.4 million recognized on the sale of an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever), which is primarily involved in merchant processing sales. Net income for 1998 reflects proceeds received by the Company related to the settlement of litigation. In 2000, net income per share was $315.33 compared to $276.02 and $258.19, respectively, for 1999 and 1998. Return on average stockholders' equity for 2000 was 15.4% compared to 15.1% for 1999 and 15.7% for 1998. Return on average assets was 1.2% for 2000, 1999 and 1998, respectively.

Net interest income has remained relatively flat over the last three years. Increased pressure on deposit generation and a shift in the mix of loans in the Company's portfolio to lower-yielding non-credit card loans have contributed to the tightening of net interest income. In spite of significant overall loan growth, the Company's reported credit card loans, which are higher-yielding, have declined. Reported credit card loans comprised 32.1%, 38.9% and 48.5% of the total loan portfolio in 2000, 1999 and 1998, respectively. Although managed credit card loans increased $526.6 million, or 17%, in 2000, the Company also increased the volume of credit card loans securitized in 2000 resulting in lower reported credit card loans. This increased securitization volume has caused a shift in net revenues recognized from net interest income to credit card securitization income which is included in noninterest income.

The Company has experienced improvements in the asset quality of its credit card portfolio, and as a result, the provision for loan losses has declined over the past three years. Declining delinquency and charge-off rates for credit card loans and reduced outstanding balances for reported credit card loans have contributed to the reductions in the provision for loan losses.

Excluding the $59.4 million gain on the sale of Retriever, noninterest income increased $73.4 million, or 29.5%, in 2000 compared to 1999, while noninterest expense increased $115.7 million, or 24.1%, in 2000 compared to 1999. These increases are primarily due to the Company's growth initiatives which have resulted in expansion into new markets, acquisitions and new product sales. Additionally, the average credit card securitization volume increased 39.9% in 2000 resulting in a $32.2 million, or 50.1%, increase in credit card securitization income.

The Company intends to increase its internal sales force to replace merchant processing sales attributable to Retriever. The Company's merchant processing volumes and related revenues may experience fluctuations over the next few years as the volume from new customers builds to replace those volumes associated with Retriever.

Net interest income

The Company's primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. The following table presents a summary of net interest income on a tax-equivalent basis, related average earning assets and net interest margin:

	2000	1999	1998

(in thousands)

Net interest income on a tax equivalent basis	$511,179	$518,734	$512,944
Average earning assets	7,918,068	7,117,622	6,801,408
Net interest margin	6.46%	7.29%	7.54%

The decreases in net interest margins relate to changes in the asset mix of the Company resulting from a reduction in higher yielding credit card balances and increases in lower yielding non-credit card balances. Net interest margin decreases also relate to an increase in the cost of interest-bearing liabilities which is primarily the result of rising market interest rates and competitive pressures.

Provision for loan losses

On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. The provision for loan losses decreased $13.5 million, or 9.3%, to $131.1 million for 2000 compared to $144.6 million for 1999. In 1999, the provision for loan losses decreased $28.7 million, or 16.6%, to $144.6 million compared to $173.3 million for 1998. The reductions in the provision for loan losses for 2000 and 1999 are primarily due to improved delinquency and charge-off rates and reductions in the outstanding balances of higher risk credit card loans relative to the entire portfolio. These improvements in delinquency and charge-off rates and reduced credit card balances also contributed to the decreased level in the allowance for loan losses as of December 31, 2000 compared to December 31, 1999.

Noninterest income

Total noninterest income was $381.4 million in 2000, an increase of $132.8 million, or 53.4%, from 1999. In 1999, noninterest income was $248.6 million, a decrease of $10.1 million, or 3.9%, from 1998. A significant portion of the 2000 increase in noninterest income compared to 1999 was due to a gain of $59.4 million recognized on the sale of Retriever which was sold for strategic reasons. The 1999 decrease in noninterest income compared to 1998 is mainly attributable to miscellaneous income recognized in the first quarter of 1998 from proceeds received in the settlement of litigation.

Processing services income increased $24.6 million, or 29.5%, in 2000 compared to 1999 due to increased credit card and merchant processing volumes for new and existing customers. In 2000, credit card securitization income increased $32.2 million, or 50.1%, to $96.6 million when compared to $64.4 million for 1999. The increase in credit card securitization income for 2000 when compared to 1999 resulted from a $1.5 million, or 2.9%, increase in net servicing income to $53.2 million from $51.7 million and a $30.7 million, or 241.7%, increase in securitization gains to $43.4 million from $12.7 million. In 1999, credit card securitization income increased $3.4 million, or 5.6%, to $64.4 million when compared to $61 million for 1998. The increase in credit card securitization income for 1999 when compared to 1998 resulted from the net impact of a $3.9 million, or 8.2%, increase in net servicing income to $51.7 million from $47.8 million net of a $500,000, or 3.8%, decrease in securitization gains to $12.7 million from $13.2 million. Deposit services income increased $4.7 million, or 16.9%, in 2000 compared to 1999 and $2.9 million, or 11.7%, in 1999 compared to 1998 generally as a result of growth in the Company’s customer base and overall transaction volume. Miscellaneous income increased $12.7 million, or 25.3%, in 2000 compared to 1999 primarily due to an $8.5 million increase in gains recognized on the sale of mortgage loans resulting from the Company’s acquisition of Cornerstone Mortgage Company in February 2000. This increase was also due to growth in investment sales activities and timing differences in the recognition of insurance commissions compared to the same period in 1999.

Noninterest expense

Noninterest expense was $595.5 million in 2000, an increase of $115.7 million, or 24.1%, from 1999. Noninterest expense in 1999 was $479.8 million, an increase of $24.1 million, or 5.3%, from 1998. A significant portion of these increases relates to salaries and employee benefits which increased $48.2 million, or 22.3%, in 2000 compared to 1999 and $33.4 million, or 18.3%, in 1999 compared to 1998 resulting from an increase in the Company’s employee base as the Company has expanded into new markets and increased its customer base.

Communications and supplies expense increased $17.9 million, or 30.6%, in 2000 compared to 1999 largely due to increased credit card promotion activity. Equipment rentals, depreciation and maintenance expense increased $4.7 million, or 9.4%, in 2000 compared to 1999 and $4.8 million, or 10.5%, in 1999 compared to 1998 and net occupancy expense increased $12.7 million, or 41.7%, in 2000 compared to 1999. These equipment and occupancy-related expenses increased primarily from the Company’s expansion into new markets, growth in the Company’s customer base and processing volumes and continued investments in technology. Processing expense increased $7.6 million, or 27.5%, in 2000 compared to 1999. This increase largely relates to the acquisition of credit card portfolios and increased merchant processing volumes. Professional services was $33.3 million in 2000, an increase of $7.8 million, or 30.5%, from 1999 while professional services was $25.5 million in 1999, a $18.6 million, or 42.2%, decrease from 1998. The increase in 2000 compared to 1999 relates to higher costs incurred to acquire additional merchant processing customers and increased professional fees incurred related to company growth. The decrease in 1999 compared to 1998 is principally due to decreased fees paid to a third party merchant sales organization. Loan servicing expense increased $3.9 million, or 14.8%, in 1999 compared to 1998. This increase resulted primarily from the Company’s increased collection efforts during 1999 as well as increased costs for credit reports and costs related to acquiring additional agent bank relationships. Goodwill and other intangibles amortization increased $5.4 million, or 25.3%, in 2000 compared to 1999 and $2.8 million, or 15.3%, in 1999 compared to 1998 largely due to increased amortization of premiums paid for credit card portfolio acquisitions. Miscellaneous expense increased $11.5 million, or 59.7%, in 2000 compared to 1999 primarily due to an increase in the Company’s contributions to community projects and initiatives.

Loans

Credit Card

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. The securitizations result in differences in the amount of reported loans versus managed loans. Reported loans reflect the removal of these securitized loans from the balance sheet in accordance with generally accepted accounting principles while managed loans include both securitized loans and reported loans. The following table reflects the reconciliation between reported and managed loans for the total loan portfolio and credit card loans, net of unearned income, at December 31, 2000 and December 31, 1999.

	December 31, 2000			December 31, 1999
	Reported	Securitized	Managed	Reported	Securitized	Managed

(in thousands)
Managed Loan Data

As of Year End:
Total loans outstanding	$6,905,608	$1,412,038	$8,317,646	$6,298,303	$651,044	$6,949,347
Total credit card loans outstanding	$2,214,474	$1,412,038	$3,626,512	$2,448,910	$651,044	$3,099,954
Annual Average:
Total loans outstanding	$6,505,669	$ 913,006	$7,418,675	$5,741,204	$652,599	$6,393,803
Total credit card loans outstanding	$2,253,450	$ 913,006	$3,166,456	$2,445,615	$652,599	$3,098,214

The decrease in reported credit card loans outstanding at December 31, 2000 is primarily attributable to a net increase in securitization volume of $761 million during 2000. In addition to credit card securitization activities, the Company acquired 14 credit card loan portfolios totaling $154 million throughout 2000.

Real Estate

The Company has been successful in expanding its real estate lending activities. Total real estate loans outstanding were $2.1 billion and $1.5 billion at December 31, 2000 and 1999, respectively. The Company is diversified in its real estate lending by providing construction, permanent and land development financing to a variety of borrowers throughout the Company's operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa and Texas. These real estate loans are generally secured by the underlying property being financed. The Company regularly monitors concentrations of its real estate loans based on geography, loan type and borrower.

Asset Quality

The Company's loan delinquency rates and net charge-off activity reflect, among other factors, general economic conditions, the quality of the loans, the average seasoning of the loans and the success of the Company's collection efforts. The Company's objective in managing its loan portfolio is to balance and optimize the profitability of the loans within the context of acceptable risk characteristics. The Company continually monitors the risks embedded in the credit card loan portfolio with the use of statistically-based simulation models which incorporate historical net charge-off trends on past due accounts and net charge-off trends related to bankruptcies, deceased credit card holders and account settlements.

The level of loan delinquencies and net charge-offs has improved compared to 1999 levels. Delinquencies have now declined to a more acceptable range of 4% to 5% for the Company’s national credit card portfolio. Charge-offs are still slightly above desired levels, but are following delinquencies down to a reasonable rate.

The following table reflects the delinquency rates for the Company's overall loan portfolio and the credit card portfolio. An account is contractually delinquent if the minimum payment is not received by the specified due date. The overall delinquency rate as a percentage of total loans improved to a level of 2.53% at December 31, 2000 compared with 2.86% at December 31, 1999. The delinquency rate as a percentage of total credit card loans was 4.67% at December 31, 2000 down from 5.06% at December 31, 1999.

Delinquent Loans:
	December 31, 2000		December 31, 1999

(in thousands)

Total Loans		% of Loans		% of Loans
Loans outstanding	$6,905,608		$6,298,303
Loans delinquent:
30 - 89 days	$124,069	1.80%	$121,465	1.93%
90 days or more & still accruing	50,081	0.73%	58,809	0.93%

Total delinquent loans	$174,150	2.53%	$180,274	2.86%

Nonaccrual loans	$14,839.21%		$11,766.19%

Credit Card Loans
Loans outstanding	$2,214,474		$2,448,910
Loans delinquent:
30 - 89 days	$61,323	2.77%	$72,603	2.96%
90 days or more & still accruing	41,976	1.90%	51,512	2.10%

Total delinquent loans	$103,299	4.67%	$124,115	5.06%

Nonaccrual loans	--	--	--	--

The Company's policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other consumer loans are charged off when they become 120 days contractually past due. Net charge-offs include the principal amount of losses resulting from borrowers’ unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company’s overall portfolio were $123.6 million for the year ended December 31, 2000 compared to $163 million for the same period in 1999. Net charge-offs as a percentage of average loans were 1.9% for 2000 compared to 2.84% for 1999. The allowance as a percentage of loans was 1.52% as of December 31, 2000 compared to 1.69% as of December 31, 1999.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans.

Allowance for Loan Losses:
	For the Years Ended December 31,
	2000	1999

(in thousands)

Balance at January 1	$ 106,484	$ 121,877
Provision for loan losses	131,073	144,573
Addition due to acquisitions of loans	3,518	3,054
Reduction due to sales of loans	(12,210)	—
Loans charged off:
Credit card loans	(135,046)	(179,794)
All other loans	(11,260)	(11,463)
Loans recovered:
Credit card loans	19,584	24,619
All other loans	3,161	3,618

Total net charge-offs	(123,561)	(163,020)

Balance at December 31	$ 105,304	$ 106,484

Allowance as a percentage of loans	1.52%	1.69%
Total net charge-offs as a percentage
of average loans	1.90%	2.84%

Capital Resources

The Company’s primary source of capital is its retained earnings. The Company has historically retained approximately 85% of net income in capital to fund growth of future operations and to maintain minimum capital standards.

As described in Note M, the Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. At December 31, 2000, the Bank and all other banking subsidiaries of the Company exceeded the minimum requirements for the "well capitalized" category as established by supervisory agencies. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the "well capitalized" category.

The Company monitors its capital on a regular basis and performs necessary forecasts of capital needs based upon anticipated growth in loans and earnings. The Company and its banking subsidiaries have potential under current capital rules to increase their capital by the issuance of debt instruments including trust preferred securities and subordinate debt.

In 1995, the Bank issued $75 million in 15 year subordinated capital notes. During 1999, First National Bank South Dakota, another banking subsidiary of the Company, issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company’s $16.3 million in capital notes outstanding as of December 31, 2000 issued in connection with the Company’s previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

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

The Company continues to place a priority on obtaining retail consumer deposits as its primary source of funding. This strategy is being supported by our entry into the Dallas, Texas, and Denver, Colorado market places. The Company also has access to a variety of other funding sources to augment the total funding needs of the Company. These other sources include securities sold under repurchase agreements, federal funds purchased, credit card-backed securitizations, Federal Home Loan Bank advances, other debt agreements and subordinated capital notes.

The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At December 31, 2000 and 1999, $1.4 billion and $651 million, respectively, of the Company's managed credit card portfolio was securitized with an additional $130 million and $255 million, respectively, in unused securitization lines available. Additionally, the Company had Federal Home Loan Bank advances of $189.3 million as of December 31, 2000 and $372.1 million as of December 31, 1999. At December 31, 2000, the parent company had $23 million outstanding under a $125 million syndicated revolving credit facility.

Market Risk

The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation
The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Alternative scenarios are simulated by applying immediate shifts in interest rates (rate shocks) and gradual shifts in interest rates (rate ramps). These interest rate shifts are applied to a projected balance sheet for the Company for the twelve month simulation period. Based on the information and assumptions in effect at December 31, 2000, management believes that a 200 basis point rate shock or rate ramp over a twelve month period, up or down, would not significantly affect the Company's annualized net interest income.

The Company has established guidelines that limit the acceptable potential change in net interest margin and net income under these interest rate and balance sheet scenarios. The Company intends to use interest rate swap agreements on a limited basis in the future to change the characteristics of selected fixed rate exposures as an element of its risk management policy.

Interest Rate Sensitivity Gap Analysis
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

The following table represents management's estimate of projected maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. Management believes that the table will approximate actual experience; however, it should be noted that the gap analysis is a point in time measurement that does not capture all aspects of interest rate risk.

As of December 31, 2000	Three Months or Less	Greater Than Three Months Less Than One Year	One Year Through Five Years	Over Five Years	Total

(in thousands)

Earning assets:
Investment activities	$411,594	$ 356,465	$593,590	$ 63,205	$1,424,854
Lending activities	3,388,236	808,130	2,146,387	562,855	6,905,608

Earning assets	3,799,830	1,164,595	2,739,977	626,060	8,330,462
Interest-bearing liabilities	3,601,474	2,263,804	1,371,194	187,634	7,424,106

Interest sensitive gap	198,356	(1,099,209)	1,368,783	438,426	906,356
Gap as a percent of earning assets	2.38%	(13.20)%	16.43%	5.26%	10.88%

Cumulative interest sensitive gap	198,356	(900,853)	467,930	906,356
Cumulative gap as a percent of
earning assets	2.38%	(10.81)%	5.62%	10.88%

First National of Nebraska and Subsidiaries
Selected Quarterly Financial Information

		For the quarters ended
	December 31,	September 30,	June 30,	March 31,

(in thousands except per share data)

2000
Total interest income	$237,801	$230,382	$214,334	$211,513
Net interest income	132,514	127,762	123,159	126,714
Net income	42,560	20,057	18,866	23,994
Net income per common share	127.24	59.96	56.40	71.73

1999
Total interest income	$213,723	$207,973	$201,349	$202,583
Net interest income	132,050	131,479	126,988	127,578
Net income	26,195	22,926	23,771	19,469
Net income per common share	78.30	68.54	71.06	58.12

First National of Nebraska and Subsidiaries
Selected Financial Data

		Years ended December 31,
	2000	1999	1998	1997	1996

(in thousands except per share data)

Total interest income and
noninterest income	$ 1,275,455	$1,074,245	$1,094,319	$1,032,285	$ 926,022
Provision for loan losses	131,073	144,573	173,311	201,494	180,059
Net income	105,477	92,361	86,492	75,187	70,232
Net income per share	315.33	276.02	258.19	220.68	202.53
Cash dividends per share	46.47	38.72	35.00	33.76	37.22
Dividend payout ratio	14.7%	14.0%	13.6%	15.3%	18.4%
Total assets	9,283,314	8,560,444	8,187,815	7,332,021	6,912,057
Managed assets (1)	10,695,352	9,211,488	8,840,837	8,282,021	7,112,057
Average equity to average assets ratio	7.9%	7.8%	7.4%	7.0%	7.4%
Other borrowings	91,098	3,758	4,504	24,489	6,520
Capital notes	93,594	94,389	92,864	94,052	96,616
Federal Home Loan Bank advances	189,325	372,077	28,535	3,957	740

The Company's stock is traded over-the-counter.
Bid price quotes per share, high and low, by quarter (2)

		2000			1999
	High		Low	High		Low

1st quarter	$2,985		$1,875	$3,390		$2,900
2nd quarter	2,150		1,950	3,000		2,950
3rd quarter	2,275		2,080	2,985		2,725
4th quarter	2,153		1,800	2,725		2,400

Dividends per share

		2000			1999

1st quarter		$16.47			$12.47
2nd quarter		20.00			17.50
3rd quarter		10.00			8.75

Number of stockholders
As of January 29, 2001, there were 334,500 shares of common stock issued and outstanding which were held by 313 shareholders of record. The shareholders of record number does not reflect the persons or entities who hold their stock in nominee or "street" name.

(1)	Reported assets plus securitized credit card loans
(2)	Source: Kirkpatrick Pettis Inc., Omaha, Nebraska
Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock experiences limited trading.

First National of Nebraska
Officers and Directors*

Bruce R. Lauritzen*
Chairman

J. William Henry*
President

Elias J. Eliopoulos*
Executive Vice President

Dennis A. O'Neal*
Executive Vice President

Daniel K. O'Neill*
Senior Vice President
Executive Vice President, Lauritzen Corporation

F. Phillips Giltner*
Chairman Emeritus

Margaret Lauritzen Dodge*
Finance Officer
First National Bank of Omaha

Timothy D. Hart
Secretary & Treasurer

Steven K. Ritzman
Senior Vice President

First National Bank Of Omaha Senior Officers and Directors				Omaha, Nebraska

Bruce R. Lauritzen, Chairman

Elias J.Eliopoulos		J. William Henry	Dennis A. O’Neal
President, Consumer Banking		Executive Vice President	President, Corporate Banking

Nicholas W. Baxter		Senior Vice President, First of Omaha Merchant Processing
Richard A. Frandeen		Senior Vice President, Real Estate Lending
Charles H. Fries, Jr		Senior Vice President, Corporate & Financial Institutions
Thomas R. Haller		Senior Vice President, Retail Banking
Timothy D. Hart		Senior Vice President, Corporate Administration
Frances A. Marshall		Senior Vice President, Human Resources
Craig V. McGarry		Senior Vice President, Trust
Russell K. Oatman		Senior Vice President, First Financial Services
James C.C. Schmidt		Senior Vice President, Technology Services

Margaret L. Dodge	Finance Officer			James L. Doody
F. Phillips Giltner	Chairman Emeritus			Robert W. Tritsch

First National Bank Frisco Office (A Branch of First National Bank of Omaha)				Frisco, Texas

R. Chris Tompkins, President

First National Loan Production Office				Lincoln, Nebraska

Richard L. Herink, President

First National Bank of Colorado			Boulder - Longmont - Louisville - Broomfield - Denver, Colorado

David M. Gilman, Chairman & President

Directors
Richard L. Byyny		Larry F. Frey	Richard E. Geesaman, M.D.	David M. Gilman
Dorothy A Horrell, Ph.D		Caroline J. Hoyt	Earl McLaughlin	Dennis A. O'Neal
Thomas C. Stokes

First National Bank			Fort Collins - Loveland, Colorado

Thomas J.Gleason, Chairman			Mark P. Driscoll, President

Directors
Mark P. Driscoll		John A. Duffey	Dwight L. Ghent	Thomas J. Gleason
Roger G. Gunlikson		Lucia A. Liley	Douglas E. Markley	Dennis A. O'Neal
Merlin G. Otteman, M.D.		Stephen J. Schrader	Wayne K. Schrader	David L. Wood
Mark J. Soukup, Director Emeritus

First National Bank and Trust Company of Columbus		Columbus - Norfolk, Nebraska

John M. Peck, Chairman & President		James R. Mangels, President - Norfolk

Directors
James M. Bator	Donald N. Dworak	Randal J. Emrich	Clark D. Lehr
John F. Lohr	Robert P. Loshbaugh	James R. Mangels	Larry D. Marik
John M. Peck	Steven K. Ritzman	Richard A. Robinson	Noyes W. Rogers
Donald M. Schupbach	Dwayne G. Smith

First National Bank of Kansas		Overland Park - Fairway - Olathe - Shawnee, Kansas

Stuart C. Lang, President

Directors
Linda A. Acker	Ben T. Embry	Blair L. Gogel	J. William Henry
Mary Kay Horner	Stuart C. Lang	James A. Polsinelli	Marilyn Scafe

First National Bank	North Platte - Alliance - Chadron - Gering - Scottsbluff, Nebraska

L.H. "Rick" Kolkman, President		William J. Pfister, President - Scottsbluff

Directors
Gary L. Conell, M.D.	Orville A. Kaschke	James D. Keenan	L. H. “Rick” Kolkman
Daniel K. O’Neill	William J. Pfister	William C. Snodgrass	Gary M. Trego
Ralph M. Tysdal

The Fremont National Bank and Trust Company			Fremont, Nebraska

Thomas J. Milliken, Chairman		David N. Simmons, President

Directors
Kenneth D. Beebe	Jim A. Hoshor	Rodney K. Koerber, M.D.	Helen J. Krause
Thomas J. Milliken	Bart E. Qualsett	David N. Simmons	Neil A. Stanley

Platte Valley State Bank & Trust Company			Kearney, Nebraska

Wayne R. McKinney, Chairman		Mark A. Sutko, President

Directors
Jeff G. Beattie	Gerald L. Dulitz	Byron D. Hansen	Peter G. Kotsiopulos
Robin W. Marshall	Wayne R. McKinney	Daniel K. O’Neill	John H. Schulte, M.D.
Mark A. Sutko	Gerald J. Tomka	Robert P. Sahling, Honorary	Carl C. Spelts, Honorary

First National Bank South Dakota		Yankton - Mitchell - Huron - Woonsocket, South Dakota

Randall A. Johnson, President		Michael D. Rieck, President - Mitchell

Directors
Joseph W. Barry	Mark R. Buche		J. William Henry
Randall A. Johnson	Joleen M. Smith		Jerry Thomsen

Union Colony Bank		Greeley - Windsor - Johnstown - Brighton, Colorado

	Lawrence W. Menefee, Chairman	Thomas J. Flanagan, Jr., President

Directors
Victor J. Campbell	George W. Doering	Harold G. Evans	Thomas J. Flanagan, Jr.
Kay Kosmicki	James R. Listen	Lawrence W. Menefee	Dennis A. O'Neal
Robert A. Ruyle	Masoud S. Shirazi	Michael V. Shoop	F. Scott Thomas
John M. Todd	John C. Todd, Director Emeritus

Cornerstone Mortgage Company	Houston - Austin - Beaumont - Bryan - Dallas
San Antonio - Temple - Waco, Texas
Scottsdale - Tucson - Sierra Vista, Arizona
Boulder - Greeley - Ft. Collins, Colorado

Marc N. Laird, President		Judith A. Belanger, Executive Vice President

Data Management Products	Omaha, Nebraska

James A. Mills, President
	Michael J Reynolds, Senior Vice President	Darren L. Snodgrass, Vice President

First Affinity Reinsurance Company, Ltd.		Nevis, West Indies
First Agent Reinsurance Company, Ltd.
First Premium Reinsurance Company, Ltd.
First Standard Reinsurance Company, Ltd.
First State Reinsurance Company, Ltd.

Michael P. Feimer, President		Jean L. Koenck, Vice President and Treasurer

First Integrated Systems	Omaha, Nebraska

James A. Mills, President		William G. Pierce, National Sales Manager

First National Information Solutions		Omaha - Des Moines - Denver - Kansas City St. Paul - Minneapolis - Washington D.C.

Russell K. Oatman, Chairman
Christopher P.Candela, President, Mountain States Imaging
Kurtis H. Shedenhelm, President, Path Technology Group

First National Services Corporation	Omaha, Nebraska

R. Ray Lockhart, Director of Risk Management
Paul J. Brinker, Director of Compliance		Donald A. Fees, Director of Loan Review
David E. Harris, Director of Risk Consulting		Robert J. Wuggazer, Director of Audit
Bernard K. Williams, Operations Officer

First of Omaha Merchant Processing	Omaha, Nebraska

Nicholas W. Baxter, President
Christa M. Titus, Vice President & Chief Financial Officer
Matt T. Minchow, Vice President of Business Development & Sales Operations
Brian D. Ridder, Vice President of Customer Service
Colleen M. Haack, Vice President of Operations
Michael J. Dunnetts, Vice President of Product Development

First Technology Solutions	Omaha, Nebraska

James C.C. Schmidt, President
Charles M. Huetter, Vice President	Kimberly M. Whittaker, Regional Sales Manager

FNC Trust Group	Fort Collins - Boulder - Greeley - Loveland, Colorado

Craig V. McGarry, Chairman & President
Sean P. Shelley, Senior Vice President	Brian M. Thurston, Vice President - Denver/Boulder
Cheryl M. Jarchow, Vice President	Barbara L. Meneely, Vice President - Boulder
David C. Jordon, Vice President & Investment Manager	Mark K. Ritter, Vice President - Greeley
Cathy L.Schott, Vice President - Fort Collins	Gaylen R. Williams, Vice President - Loveland

Gregory’s Insurance, Inc.	Alliance, Nebraska

Daniel S. Contonis, Vice President of Sales	Gary L. Tomlin, Vice President of Sales

InfiCorp Holdings, Inc.	Atlanta, Georgia
InfiBank
InfiLink Corporation
InfiStar Corporation

Matthew W. Lawver, Chairman	Jerry D. Craft, President

Clay G. Battle, Chief Financial Officer
D. Andrew Mathieson, Managing Director, Credit Card Management
Ray S. Costner, Managing Director, Systems & Operations
Keith J. Floen, Managing Director, Credit Union Business Development
David L. Strider, Managing Director, InfiLink

Nebraska Trust Company	Fremont - Columbus - Kearney - North Platte, Nebraska

Craig V. McGarry, Chairman	David N. Simmons, President

Stephen C. Wade, Chief Operating Officer - Fremont	Leanne K. Anderson, Vice President - North Platte
Jeffery S. Arnold, Secretary & Cashier - Fremont	John R. Scott, Vice President - Columbus
Mark L. Andrews, Trust Officer - Fremont	Bruce T. Lear, Vice President - Kearney

Platinum Recovery Solutions	Omaha, Nebraska

Joseph W. Barry, President
John A. Ostrowski, Managing Director	James W. Shanahan, Vice President

Whitetail Finance Company	North Platte - Scottsbluff - Fremont - Lexington, Nebraska
Gillette, Wyoming
Sterling, Colorado

DiAnn Kolkman, President	William J. Pfister, Treasurer

[THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Banking Subsidiaries

First National Bank of Omaha is a national banking association founded in 1863. First National Bank of Omaha and its five wholly-owned nonbanking subsidiaries and one majority-owned nonbanking subsidiary (the Bank) had reported assets as of December 31, 2000 in excess of $4.7 billion and is the largest bank headquartered in Nebraska. The Bank is engaged in general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado, Texas and other nearby states. The Bank offers time and demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including credit card, installment and home equity loans), agricultural, real estate and commercial loans. The Bank has branch locations in Omaha, Bellevue, Beatrice and David City, Nebraska and Frisco, Texas.

In addition, the Company engages in general banking business through its ownership of the following banks and trust companies. The banks offer complete banking services to retail, commercial, industrial and agricultural customers.

Locations

First National Bank of Colorado	Boulder, Longmont, Louisville, and
Broomfield, Colorado
Denver, Colorado (opening early 2001)

First National Bank	Fort Collins and Loveland, Colorado

First National Bank of Kansas	Overland Park, Fairway, Olathe and
Shawnee, Kansas

First National Bank	North Platte, Alliance, Chadron, Gering and
Scottsbluff, Nebraska

First National Bank and Trust Company of Columbus	Columbus and Norfolk, Nebraska

Union Colony Bank	Greeley, Windsor, Johnstown and
Brighton, Colorado

The Fremont National Bank and Trust Company	Fremont, Nebraska

Platte Valley State Bank & Trust Company	Kearney, Nebraska

First National Bank South Dakota	Yankton, Mitchell, Huron and
Woonsocket, South Dakota

FNC Trust Group, National Association	Fort Collins, Boulder, Greeley and
Loveland, Colorado

Nebraska Trust Company, National Association	Fremont, Columbus, Kearney and
North Platte, Nebraska

Properties

The Bank owns a 22-story office building in Omaha, Nebraska where its primary corporate offices are located. The Bank also leases three facilities in Omaha which have recently been or are being constructed for its use: a 222,000 square foot office building in First National Business Park at 142nd and Dodge, a 194,000 square foot Technology Center at 16th and Capitol Avenue and a one million square foot 40-story Tower at 16th and Dodge. The Tower is currently under construction and is expected to be completed in 2002. These three facilities have served or will serve to consolidate multiple office locations into more centralized locations to enhance operating efficiencies for the Company. The leases for the Business Park, Technology Center and Tower have variable rental payments and expire in 2005, 2002 and 2006, respectively. At the expiration of the leases, the Bank may renew the leases and has options to purchase the properties. At December 31, 2000, the leases include residual value guarantees of $62.9 million, $67.6 million and $58.7 million for the Business Park, Technology Center and Tower, respectively. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, Colorado and Texas. Refer to Banking Subsidiaries above for locations of branches. Of the 71 branch locations, 43 are owned by the Company and 28 are leased. The leases on these branches and other office space (assuming no renewals of exercise options) run through the year 2026. For more explanation or detail, please see Notes E, H and L to the consolidated financial statements which are included on this Form 10-K.

Additional Financial Information

The following tables and information includes statistical data as required for Bank Holding Companies under Industry Guide 3 of the Securities and Exchange Commission guidelines. Such data should be read in conjunction with the other financial statements and related notes with respect to the Company and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included on this Form 10-K. The information with respect to such tables should not be construed to imply any conclusion on the part of management that the results, causes or trends indicated therein will continue in the future.

CONSOLIDATED AVERAGE BALANCE SHEETS/INTEREST RATES AND DIFFERENTIAL (1)

		2000

(in thousands)
	Average		Average
	Balance	Interest	Rate

Assets
Interest-Earning Assets:
Loans and lease financing (2)	$6,505,669	$811,867	12.48%
Taxable securities	1,110,913	63,890	5.75%
Nontaxable securities (3)	37,713	2,942	7.80%
Federal funds sold and other short-term investments	263,773	16,361	6.20%

Total interest-earning assets	7,918,068	895,060	11.30%
Cash and due from banks	339,825	--	--
Other assets	462,592	--	--

Total assets	$8,720,485	--	--

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing deposits	$6,565,103	$351,315	5.35%
Federal funds purchased and securities sold under
repurchase agreements	168,447	9,847	5.85%
Federal Home Loan Bank advances	177,995	10,482	5.89%
Other borrowings	73,734	5,069	6.87%
Capital notes	93,798	7,168	7.64%

Total interest-bearing liabilities	7,079,077	383,881	5.42%
Noninterest-bearing deposits	860,321	--	--
Other liabilities	96,393	--	--

Total liabilities	8,035,791	--	--
Total stockholders' equity	684,694	--	--

Total liabilities and stockholders' equity	$8,720,485	--	--

Net Interest Margin (4)	--	$511,179	6.46%

(1)	All significant intercompany balances have been eliminated in consolidation.
(2)	Calculated net of unearned income. Nonaccruing loans are included in the average loan and lease financing amount outstanding. No interest on these nonaccruing loans is included in the loans and lease financing interest income amount. Loan fee income of $144.4 million, $148.4 million and $134.1 million are included for 2000, 1999 and 1998, respectively.
(3)	Calculated on a tax equivalent basis with a 35% marginal tax rate in 2000, 1999 and 1998.
(4)	Reflects the effect of interest on nontaxable securities calculated on a tax equivalent basis with a 35% marginal tax rate in 2000, 1999 and 1998.

	1999			1998

Average		Average	Average		Average
Balance	Interest	Rate	Balance	Interest	Rate

$5,741,204	$749,376	13.05%	$5,440,079	$755,803	13.89%
1,164,931	65,504	5.62%	1,099,306	65,598	5.97%
22,919	1,830	7.98%	16,231	1,285	7.92%
188,568	9,557	5.07%	245,792	13,320	5.42%

7,117,622	826,267	11.61%	6,801,408	836,006	12.29%
318,749	--	--	322,804	--	--
384,184	--	--	340,941	--	--

$7,820,555	--	--	$7,465,153	--	--

$5,943,070	$284,482	4.79%	$5,785,201	$305,127	5.27%

173,321	8,394	4.84%	163,063	8,310	5.10%
128,472	7,162	5.57%	14,781	1,003	6.79%
5,316	391	7.36%	25,178	1,435	5.70%
92,657	7,104	7.67%	93,263	7,187	7.71%

6,342,836	307,533	4.85%	6,081,486	323,062	5.31%
771,652	--	--	735,005	--	--
93,446	--	--	97,858	--	--

7,207,934	--	--	6,914,349	--	--
612,621	--	--	550,804	--	--

$7,820,555	--	--	$7,465,153	--	--

--	$518,734	7.29%	--	$512,944	7.54%

INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):

	2000-1999			1999-1998

(in thousands)
	Change in			Change in
	Income/	Volume	Rate	Income/	Volume	Rate
	Expense	Effect	Effect	Expense	Effect	Effect

Interest-Earning Assets:
Loans and lease financing	$62,491	$96,487	$(33,996)	$(6,427)	$40,627	$(47,054)
Taxable securities	(1,614)	(3,084)	1,470	(94)	3,801	(3,895)
Nontaxable securities (2)	1,112	1,157	(45)	545	534	11
Federal funds sold and other
short-term investments	6,804	4,358	2,446	(3,763)	(2,944)	(819)

Total interest-earning assets	68,793	98,918	(30,125)	(9,739)	42,018	(51,757)

Interest-Bearing Liabilities:
Interest-bearing deposits	66,833	31,426	35,407	(20,645)	8,151	(28,796)
Federal funds purchased and securities
sold under repurchase agreements	1,453	(242)	1,695	84	508	(424)
Federal Home Loan Bank advances	3,320	2,897	423	6,159	6,369	(210)
Other borrowings	4,678	4,705	(27)	(1,044)	(1,375)	331
Capital notes	64	87	(23)	(83)	(47)	(36)

Total interest-bearing liabilities	76,348	38,873	37,475	(15,529)	13,606	(29,135)

Net Interest Margin	$(7,555)	$60,045	$(67,600)	$ 5,790	$28,412	$(22,622)

(1)	Variances attributable to rate and volume were calculated as follows:
	A.	A volume variance is the change in volume times the prior period rate.
	B.	A rate variance is the change in rate times the prior period volume.
	C.	The remaining variance is due to a combination of rate and volume changes. The unallocated portion of the total change has been pro-rated into volume and rate components.

(2)	Calculated on a tax equivalent basis with a 35% marginal tax rate in 2000, 1999 and 1998.

LOAN PORTFOLIO

For the years ended December 31, loans were comprised of the following:

	2000	1999	1998	1997	1996

(in thousands)

Individual consumer (1)	$2,806,528	$3,016,705	$3,188,367	$2,804,727	$3,290,410
Real estate - mortgage	1,516,400	1,176,024	959,904	794,167	632,520
Commercial and financial	1,273,926	1,171,786	832,070	722,193	668,676
Agricultural	663,422	534,004	427,274	408,602	285,008
Real estate - construction	546,405	303,836	234,757	196,720	152,211
Lease financing	101,988	80,196	73,726	75,637	66,061
Other	17,530	31,181	29,956	8,936	12,155

Gross loans	6,926,199	6,313,732	5,746,054	5,010,982	5,107,041
Less:
Allowance for loan losses	105,304	106,484	121,877	128,990	104,812
Unearned income	20,591	15,429	13,450	13,380	11,494

Net loans	$6,800,304	$6,191,819	$5,610,727	$4,868,612	$4,990,735

(1) Individual consumer loans consists primarily of credit card loans.

Percent of loans in each category to gross loans for the years ended December 31 were as follows:

	2000	1999	1998	1997	1996

Individual consumer	40.5%	47.8%	55.5%	56.0%	64.4%
Real estate - mortgage	21.9%	18.6%	16.7%	15.8%	12.4%
Commercial and financial	18.4%	18.5%	14.5%	14.4%	13.1%
Agricultural	9.6%	8.5%	7.4%	8.2%	5.6%
Real estate - construction	7.9%	4.8%	4.1%	3.9%	3.0%
Lease financing	1.5%	1.3%	1.3%	1.5%	1.3%
Other	0.2%	0.5%	0.5%	0.2%	0.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table presents consolidated loan maturities as of December 31, 2000 by ranges based upon contract dates. Also included for loans maturing after one year are the amounts which have predetermined interest rates and floating or adjustable interest rates.

				DUE AFTER ONE YEAR
		After One		Predetermined	Adjustable
	One Year	Through	After Five	Interest	Interest
	or Less	Five Years	Years	Rates	Rates

(in thousands)
Individual consumer	$2,173,307	$585,870	$ 47,351	$431,334	$201,887
Real estate - mortgage	342,089	698,381	475,930	705,716	468,595
Commercial and financial	741,647	456,522	75,757	198,414	333,865
Agricultural	488,752	151,342	23,328	140,801	33,869
Real estate - construction	288,065	236,585	21,755	64,643	193,697
Lease financing	4,463	72,513	25,012	97,525	--
Other	16,470	1,060	--	610	450

RISK ELEMENTS

Nonaccrual, Restructured and Past Due Loans

	As of December 31,
	2000	1999	1998	1997	1996

(in thousands)
Nonaccrual loans	$14,839	$11,766	$ 7,027	$ 5,289	$ 7,231
Restructured loans (1)	675	776	114	258	972

Total nonaccrual and restructured loans (2)	15,514	12,542	7,141	5,547	8,203
Loans past due 90 days or more (3)	50,081	58,809	72,482	66,221	73,580

Total nonaccrual, restructured and past due loans	$65,595	$71,351	$79,623	$71,768	$81,783

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

(1)	Does not include loans classified in the nonaccrual loans or loans past due 90 days or more categories.
(2)	The gross amount of interest income which would have been recorded on these loans for the year ended December 31, 2000 if such loans had been current is $1.9 million. The amount of interest income on these loans included in net income for the same year is $1.1 million.
(3)	Does not include loans classified in the nonaccrual loans category.

Potential Problem Loans

The following table presents potential problem loans categorized by loan type. Potential problem loans include all loans that are classified by management as substandard and doubtful less nonaccrual loans, restructured loans and loans past due 90 days or more.

For the year ended December 31, 2000

(in thousands)

Individual consumer	$ 1,913
Real estate - mortgage	8,486
Commercial and financial	28,045
Agricultural	19,481
Real estate - construction	1,898
Lease financing	965
Other	21

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the changes in the allowance for loan losses for the years ended December 31 is as follows:

	2000	1999	1998	1997	1996

(in thousands)

Balance beginning of year	$ 106,484	$ 121,877	$ 128,990	$ 104,812	$ 67,740
Provision for loan losses	131,073	144,573	173,311	201,494	180,059
Addition due to acquisitions of loans	3,518	3,054	13,035	10,895	1,738
Reduction due to sales of loans	(12,210)	--	(8,990)	--	--

Loans charged off:
Individual consumer	(143,277)	(189,485)	(211,855)	(211,509)	(163,320)
Real estate - mortgage	(521)	(11)	(202)	(60)	(57)
Commercial and financial	(1,796)	(1,164)	(1,134)	(1,607)	(631)
Agricultural	(233)	(201)	(71)	(103)	(645)
Real estate - construction	(374)	--	--	--	--
Lease financing	(24)	(57)	(63)	(50)	(11)
Other	(81)	(339)	--	(19)	(47)

Total loans charged off	(146,306)	(191,257)	(213,325)	(213,348)	(164,711)
Loans recovered:
Individual consumer	21,920	27,340	27,894	24,324	19,082
Real estate - mortgage	135	34	64	90	219
Commercial and financial	471	402	546	536	478
Agricultural	83	307	137	157	77
Real estate - construction	--	--	--	--	50
Lease financing	31	75	10	18	61
Other	105	79	205	12	19

Total loans recovered	22,745	28,237	28,856	25,137	19,986

Total net charge-offs	(123,561)	(163,020)	(184,469)	(188,211)	(144,725)

Balance end of year	$ 105,304	$ 106,484	$ 121,877	$ 128,990	$ 104,812

Average amount of loans outstanding	$6,505,669	$5,741,204	$5,440,079	$5,122,678	$4,593,550

Ratio of net charge-offs to average
loans outstanding	1.90%	2.84%	3.39%	3.67%	3.15%

Loan loss allowance by loan category for the years ended December 31 was as follows:

	2000	1999	1998	1997	1996

(in thousands)

Individual consumer	$ 72,848	$ 75,012	$ 98,218	$105,808	$ 85,810
Real estate - mortgage	7,882	7,190	5,379	6,053	4,559
Commercial and financial	12,114	13,780	9,663	9,070	8,243
Agricultural	6,402	6,043	5,417	5,032	3,767
Real estate - construction	3,821	2,726	1,682	1,979	1,551
Lease financing	536	523	485	443	419
Other	1,701	1,210	1,033	605	463

Total	$105,304	$106,484	$121,877	$128,990	$104,812

DEPOSITS

Average deposits for the years ended December 31 were as follows:

	2000		1999		1998

	Amount	Rate	Amount	Rate	Amount	Rate

(in thousands)

Average Deposits
Noninterest-bearing demand deposits	$ 860,321	0.0%	$ 771,652	0.0%	$ 735,005	0.0%
Interest-bearing demand deposits	660,597	2.0%	606,572	1.8%	534,731	2.0%
Interest-bearing savings deposits	1,827,136	5.0%	1,703,035	4.2%	1,409,292	4.5%
Time deposits	4,077,370	6.0%	3,633,463	5.6%	3,841,178	6.0%

Average total deposits	$7,425,424		$6,714,722		$6,520,206

Maturities of certificates of deposit and other time deposits issued in amounts of $100,000 or more as of December 31, 2000 were as follows:

	Time CD's	Other Time

(in thousands)

Three months or less	$ 313,681	$ 6,849
Over three months through six months	171,265	--
Over six months through twelve months	291,567	255
Over twelve months	188,224	--

Total	$ 964,737	$ 7,104

SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

	Outstanding at Year-end	Average Daily Amount Outstanding	Maximum Outstanding Month-End Balance	Weighted Average Interest Rate During the Year	Weighted Average Interest Rate at Year-end

(in thousands)

2000
Federal funds purchased and securities sold under repurchase agreements (1)	$ 156,805	$ 168,447	$ 236,251	5.8%	5.9%

1999
Federal funds purchased and securities sold under repurchase agreements (1)	$ 341,485	$ 173,321	$ 341,485	4.8%	4.4%

1998
Federal funds purchased and securities sold under repurchase agreements (1)	$ 358,975	$ 163,063	$ 358,975	5.1%	5.2%

(1) The majority of federal funds purchased and securities sold under repurchase agreements mature each day and are replaced by a new issue.

EXHIBITS

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

3(i)	Amended and Restated Articles of Incorporation of the parent company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

3(ii)	Amended and Restated Bylaws of the parent company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

4	Fiscal and Paying Agency Agreement entered into in connection with the issuance of $75 million of Subordinated Notes by the Bank dated December 7, 1995 between the Bank as "Issuer" and the Bank as "Fiscal and Paying Agent" incorporated by reference to the Company's Report on Form 8-K, filed December 12, 1995.

10(a)	Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner and Amendment to Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner, incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(c)	Employment Contract between the parent company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(d)	First National Bank of Omaha Senior Management Stock Option Plan is filed herewith.

10(e)	First National Bank of Omaha Senior Management Option Plan is filed herewith.

13	Annual Report to Shareholders of the Company for the fiscal year ended December 31, 2000 is filed herewith.

21	Subsidiaries of the Company.

FINANCIAL STATEMENT SCHEDULES

See Item 8 in the table of contents for a listing of all financial statements.

All financial statement schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes hereto.

No financial statement schedules are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

REPORTS ON FORM 8-K

On December 29, 2000, the registrant filed a press release on report Form 8-K, Item 5, regarding the sale of 80.13% of its interest in RPSI, Inc. d/b/a Retreiver Payment Systems to Retreiver Holdings LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA, INC.

/s/ Bruce R. Lauritzen

by: Bruce R. Lauritzen*
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2001.

/s/ Bruce R. Lauritzen

Bruce R. Lauritzen*
Chairman

/s/ J. William Henry

J. William Henry*
President

/s/ Elias J. Eliopoulos

Elias J. Eliopoulos*
Executive Vice President

/s/ Dennis A. O'Neal

Dennis A. O'Neal*
Executive Vice President

/s/ Daniel K. O'Neill

Daniel K. O'Neill*
Senior Vice President

/s/ F. Phillips Giltner

F. Phillips Giltner*
Chairman Emeritus

/s/ Margaret Lauritzen Dodge

Margaret Lauritzen Dodge*
Finance Officer, First National Bank of Omaha

/s/ Timothy D. Hart

Timothy D. Hart
Secretary, Treasurer and Principal
Accounting and Financial Officer

* Director