Form 10-Q
period 2001-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 2001-05-14
CIK 36725

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 03502

First National of Nebraska, Inc.
(Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-0523079 (I.R.S. Employer Identification No.)

1620 Dodge Street Omaha, NE (Address of principal executive offices)	68197 (Zip Code)

Registrant’s telephone number, including area code (402) 341-0500

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No     .

          As of May 6, 2001, the number of outstanding shares of the registrant’s common stock ($5.00 par value) was 334,500.

Part I. FINANCIAL INFORMATION
Part I. Item 1. Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2001	December 31, 2000
	(unaudited)
(in thousands except share and per share data)
ASSETS
Cash and due from banks	$ 388,098	$ 430,091
Federal funds sold and other short-term investments	308,700	385,360

Total cash and cash equivalents	696,798	815,451
Investment securities:
Available-for-sale (amortized cost $626,359 and $814,458)	630,586	813,398
Held-to-maturity (fair value $438,741 and $203,127)	434,777	201,253
Federal Home Loan Bank stock and other securities, at cost	30,810	24,843

Total investment securities	1,096,173	1,039,494
Loans	7,199,890	6,926,199
Less: Allowance for loan losses	103,198	105,304
Unearned income	21,739	20,591

Net loans	7,074,953	6,800,304
Premises and equipment, net	166,760	164,410
Other assets	454,708	463,655

Total assets	$9,489,392	$9,283,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$ 899,622	$ 954,665
Interest-bearing	7,055,199	6,893,284

Total deposits	7,954,821	7,847,949
Federal funds purchased and securities sold under repurchase agreements	98,461	156,805
Federal Home Loan Bank advances	294,006	189,325
Other borrowings	147,629	91,098
Other liabilities	137,033	154,340
Capital notes	93,197	93,594

Total liabilities	8,725,147	8,533,111
Stockholders’ equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	757,371	746,718
Accumulated other comprehensive income (loss)	2,690	(699)

Total stockholders’ equity	764,245	750,203

Total liabilities and stockholders’ equity	$9,489,392	$9,283,314

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands except share and per share data)	2001	2000
Interest income:
Interest and fees on loans and lease financing	$188,453	$178,169
Interest on securities:
Taxable interest income	14,385	16,463
Nontaxable interest income	448	485
Interest on federal funds sold and other short-term investments	3,794	3,746

Total interest income	207,080	198,863

Interest expense:
Interest on deposits	93,181	76,913
Interest on federal funds purchased and securities sold under repurchase agreements	1,533	2,578
Interest on Federal Home Loan Bank advances	2,669	3,177
Interest on other borrowings	1,651	335
Interest on capital notes	1,769	1,796

Total interest expense	100,803	84,799

Net interest income	106,277	114,064
Provision for loan losses	29,447	28,072

Net interest income after provision for loan losses	76,830	85,992
Noninterest income:
Processing services	55,725	40,900
Credit card securitization income	15,329	10,567
Deposit services	8,216	7,417
Trust and investment services	5,738	5,580
Miscellaneous	17,274	18,629

Total noninterest income	102,282	83,093

Noninterest expense:
Salaries and employee benefits	69,702	63,877
Communications and supplies	22,084	14,059
Professional services	13,589	6,401
Equipment rentals, depreciation and maintenance	13,018	12,771
Net occupancy expense of premises	12,275	10,112
Processing expense	7,900	7,760
Goodwill and other intangibles amortization	5,327	5,053
Loan servicing expense	2,508	5,456
Miscellaneous	6,340	5,182

Total noninterest expense	152,743	130,671

Income before income taxes	26,369	38,414
Income tax expense (benefit):
Current	9,416	14,439
Deferred	584	(19)

Total income tax expense	10,000	14,420

Net income	$ 16,369	$ 23,994

Basic earnings per common share	$ 49.45	$ 71.73

Diluted earnings per common share	$ 48.94	$ 71.73

Basic common shares outstanding	331,034	334,500

Diluted common shares outstanding	334,500	334,500

Cash dividends declared per common share	$ 17.09	$ 16.47

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2001	2000
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 16,369	$ 23,994
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	29,447	28,072
Depreciation and amortization	12,786	15,780
Provision for deferred taxes	584	(19)
Origination of mortgage loans for resale	(259,058)	(115,214)
Proceeds from the sale of mortgage loans for resale	213,031	103,859
Other asset and liability activity, net	(10,811)	19,590

Net cash flows from operating activities	2,348	76,062

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(891)	(13,002)
Maturities of securities available-for-sale	187,575	30,290
Sales of securities available-for-sale	—	16,155
Purchases of securities available-for-sale	(120)	(32,918)
Maturities of securities held-to-maturity	50,249	3,624
Purchases of securities held-to-maturity	(280,485)	(26,569)
Redemption of FHLB stock and other securities	—	7,887
Purchases of FHLB stock and other securities	(5,848)	(247)
Net change in loans	(170,610)	(67,943)
Credit card securitization activities	(43,505)	204,057
Purchases of loan portfolios	(48,598)	(9,340)
Purchases of premises and equipment	(13,738)	(10,293)
Other, net	1,381	576

Net cash flows from investing activities	(324,590)	102,277

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	106,872	241,930
Net change in federal funds purchased and securities sold under repurchase agreements	(58,344)	(225,186)
Issuance of FHLB advances	192,000	112,576
Principal repayments on FHLB advances	(87,319)	(347,272)
Issuance of other borrowings	214,560	95,630
Principal repayments on other borrowings	(158,066)	(84,392)
Principal repayments on capital notes	(397)	(397)
Cash dividends paid	(5,717)	(5,509)

Net cash flows from financing activities	203,589	(212,620)

Net change in cash and cash equivalents	(118,653)	(34,281)
Cash and cash equivalents at beginning of period	815,451	654,732

Cash and cash equivalents at end of period	$ 696,798	$ 620,451

Cash paid during the period for:
Interest	$ 101,939	$ 81,440
Income taxes	18,360	5,449

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2001

Note A: Basis of Presentation

          The accompanying unaudited consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting standards generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting standards generally accepted in the United States of America for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified.

          The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

          The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2001	2000
(in thousands except share data)
Net Income	$ 16,369	$ 23,994
Common shares outstanding	334,500	334,500
Less: Shares held for executive deferred compensation plan	1,932	—
Shares held in employee stock trust	1,534	—

Common shares outstanding used in basic earnings per share	331,034	334,500
Add: Contingently issuable shares considered outstanding for diluted earnings per share	3,466	—

Common shares outstanding used in diluted earnings per share	334,500	334,500

Note C: Comprehensive Income

          Comprehensive income is defined as the period’s change in the equity of a business enterprise from transactions and other events or circumstances from nonowner sources. Comprehensive income consists of net income and the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the three months ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001	2000
(in thousands)
Net Income	$16,369	$23,994
Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	5,340	(1,764)
Less: Reclassification adjustment for net gains realized in net income	49	2,040

Other comprehensive gain (loss), before tax	5,291	(3,804)
Less: Income tax expense (benefit) for other comprehensive gain (loss)	1,902	(1,344)

Other comprehensive gain (loss), net of tax	3,389	(2,460)

Comprehensive income	$19,758	$21,534

Note D: Credit Card Activities

          The Company sells credit card loans which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card receivables, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities. The Company receives annual servicing fees, which are classified in processing services income, approximating two percent of the outstanding balances of the credit card loans securitized. The Company also retains rights to future cash flows arising after investors in the securitization trust have received the return for which they are entitled to receive. These retained interests are known as interest-only strips and are subordinate to investor’s interests. The value of the interest-only strips is subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

          During the revolving period of a credit card securitization, an additional gain is recognized as additional credit card receivables are sold. During the first quarter of 2001, the Company recognized pretax gains of $10.8 million on securitizations of credit card receivables. As of March 31, 2001, the fair value of interest-only strips was $18.4 million compared to $18.2 million at December 31, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s discussion and analysis contains forward-looking statements which reflect management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including economic conditions, performance of financial markets, adequacy of allowance for loan losses, competition, rapid fluctuations in interest rates, and changes in the legislative and regulatory environment. Many of these factors are beyond the Company’s ability to control or predict, and any changes in such assumptions or factors could produce future results which may differ from those indicated in this report.

Results of Operations

Overview

          Net income was $16.4 million for the three months ended March 31, 2001, down $7.6 million, or 31.8%, from $24 million for the same period in 2000. Diluted earnings per common share decreased to $48.94 for the three months ended March 31, 2001 from $71.73 per diluted common share for the same period in 2000. The Company’s earnings were impacted by reduced net interest margins caused primarily by the sensitivity of its loan portfolio to interest rate changes and a shift in the mix of loans, and increases in credit card marketing and promotional expenses related to the Company’s growth initiatives. These growth initiatives include the Company’s expansion into new markets in Dallas, Texas, Denver, Colorado and Lincoln, Nebraska.

Net interest income

          The Company’s primary source of income is net interest income which is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. The following table presents a summary of net interest income on a tax-equivalent basis, related to average earning assets and net interest margin:

	Three Months Ended March 31,
	2001	2000
($ in thousands)
Net interest income on a tax-equivalent basis (1)	$ 106,518	$ 114,325
Average earning assets	8,363,941	7,580,375
Net interest margin (annualized)	5.16%	6.07%

(1)	Certain loan fees have been reclassified from interest income to processing services income for the prior year presented to conform to 2001 presentation.

          Net interest income for the Company was impacted in the first quarter of 2001 by a shift in loan mix and sensitivity of the loan portfolio to interest rate changes. The Company continues to experience a reduction in credit card loans as a percentage of total loans. Average reported credit card loans outstanding as a percentage of total reported average loans outstanding has decreased to 31.9% for the three months ended March 31, 2001 from 37.8% for the same period last year. This decreased percentage of credit cards in the loan mix of the Company results from both increasing the amount of securitized credit card loans versus those left on the reported balance sheet, and strong growth in real estate and commercial loans. This shift in reported loan mix impacts net interest margin because credit card loans had an average gross yield of 14.4% in the first quarter of 2001, compared to non-credit card loans which had an average gross yield of 9.2% for the same period. Although credit card loans have higher rates of interest, there are also higher operating expenses associated with credit card lending.

          During the first quarter of 2001, the Company’s asset sensitivity resulted in the downward repricing of variable rate loans as the Board of Governors of the Federal Reserve reduced targeted Federal Funds rates from 6.25% at December 31, 2000 to 5.375% at March 31, 2001. The Company primarily funds its loans with certificates of deposit, money market deposit accounts and floating rate wholesale funds. The velocity of loans repricing exceeded deposits repricing in the first quarter of 2001. The excess volume of the downward repricing of loans over the downward repricing of deposits has contributed to the reduction in the Company’s net interest margin.

          Management believes certain factors will contribute to an improvement in net interest margin over the remainder of the year, assuming interest rates remain near their current levels. Specifically, the Company has contractual maturities of certificates of deposit totaling $965.8 million for the second quarter of 2001, $1.1 billion for the third quarter of 2001 and $758.5 million for the fourth quarter of 2001. The average cost of these quarterly maturities equals 6.22%, 6.34% and 6.35% for the second, third and fourth quarters, respectively, and they are projected to reprice near the current rate of 4.5%. Additionally, 78% of credit card loans had reached their interest rate floor as of March 31, 2001 which means this portion of the credit card portfolio acts as fixed rate loans in a declining rate environment and therefore, the impact of further rate reductions on net interest margin will be lessened.

Provision for loan losses

          On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the three months ended March 31, 2001, the provision for loan losses increased $1.4 million, or 4.9%, to $29.4 million compared to $28.1 million for the same period in 2000. This modest increase in the provision for loan losses is reflective of the minimal change in loan delinquency and net loan charge-off rates for the three months ended March 31, 2001 compared to the same period in 2000. The allowance as a percentage of loans decreased to 1.47% as of March 31, 2001 from 1.62% as of March 31, 2000 due primarily to changes in the loan mix of the Company to lower risk non-credit card loans as discussed above.

Noninterest income and expense

          Increases in noninterest income and expense as reflected in the following tables primarily relate to the Company’s growth initiatives which have taken place since the quarter ended March 31, 2000. The Company has expanded into new markets in Dallas, Texas, Denver, Colorado, and Lincoln, Nebraska. Additionally, as discussed in the Company’s December 31, 2000 Form 10-K and Annual Report, the Company acquired InfiCorp Holdings, Inc. in Atlanta, Georgia in July 2000 and sold an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever) in December 2000.

          As part of the terms relating to the sale of Retriever, the Company has a multi-year processing contract with Retriever to continue to provide certain processing services. Reflected in the increases for processing services income and professional services expense is $7.2 million relating to Retriever. These amounts associated with Retriever were not reflected in processing services income and professional services expense when Retriever was consolidated as a wholly-owned subsidiary during the first quarter of 2000. Processing services income also reflects an increase of $6.7 million related to increased credit card processing volumes during the first quarter of 2001 as compared to the same period last year. Also contributing to the increase in processing services was a $2 million increase in servicing fees related to securitized credit card loans due to the greater volume of loans securitized for the period ending March 31, 2001. The increase in securitization income of 45.1% includes a $2.7 million, or 33.3%, increase in securitization gains to $10.8 million from $8.1 million for the same period last year.

          The 57.1% increase in communications and supplies expense is largely due to increased credit card marketing efforts and promotional costs related to the Company’s expansion into new markets. The 54% decrease in loan servicing expense resulted primarily from the recognition of a rebate from a credit card association during the first quarter of 2001.

	Three Months Ended March 31,		% Increase (Decrease)
	2001	2000
(in thousands)
Noninterest income:
Processing services	55,725	40,900	36.3%
Credit card securitization income	15,329	10,567	45.1%
Deposit services	8,216	7,417	10.8%
Trust and investment services	5,738	5,580	2.8%
Miscellaneous	17,274	18,629	(7.3)%

Total noninterest income	102,282	83,093	23.1%

	Three Months Ended March 31,		% Increase (Decrease)
	2001	2000
(in thousands)
Noninterest expense:
Salaries and employee benefits	69,702	63,877	9.1%
Communication and supplies	22,084	14,059	57.1%
Professional services	13,589	6,401	112.3%
Equipment rentals, depreciation and maintenance	13,018	12,771	1.9%
Net occupancy expense of premises	12,275	10,112	21.4%
Processing expense	7,900	7,760	1.8%
Goodwill and other intangibles amortization	5,327	5,053	5.4%
Loan servicing expense	2,508	5,456	(54.0)%
Miscellaneous	6,340	5,182	22.4%

Total noninterest expense	152,743	130,671	16.9%

           In an effort to improve earnings during this time of margin compaction, management is working to improve the net interest margin and is reducing its level of marketing and expansion initiatives.

Loan Portfolio

          The Company has been successful in expanding its lending activities. It is diversified in its lending by providing financing to a variety of borrowers throughout the Company’s operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa and Texas. Non-credit card loans are generally secured by underlying real estate, business assets, personal property and personal guarantees. The following table reflects the diversification of the Company’s lending activities:

	March 31, 2001	December 31, 2000
(in thousands)
Credit card	$2,303,131	$2,214,474
Real estate—mortgage	1,543,821	1,516,400
Commercial and financial	1,230,170	1,159,850
Individual consumer	704,402	706,130
Agricultural	652,126	663,422
Real estate—construction	646,080	546,405
Lease financing	93,566	101,988
Other	26,594	17,530

Gross loans	7,199,890	6,926,199
Less:
Allowance for loan losses	103,198	105,304
Unearned income	21,739	20,591

Net loans	$7,074,953	$6,800,304

Credit Card

          The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. The amounts securitized and serviced for related parties result in differences in the amount of reported loans versus managed loans. The following table reflects the reconciliation of the loan portfolio net of unearned income between reported and managed loans at March 31, 2001 and December 31, 2000.

	March 31, 2001			December 31, 2000
	Reported	Securitized and serviced for related parties	Managed	Reported	Securitized and serviced for related parties	Managed
(in thousands)
Managed Loan Data
As of Period End:
Total loans outstanding	$7,178,151	$1,449,533	$8,627,684	$6,905,608	$1,493,038	$8,398,646
Total credit card loans outstanding	$2,303,131	$1,449,533	$3,752,664	$2,214,474	$1,493,038	$3,707,512
Year-to-Date Average:
Total loans outstanding	$7,034,111	$1,469,134	$8,503,245	$6,505,669	$ 994,006	$7,499,675
Total credit card loans outstanding	$2,266,568	$1,469,134	$3,735,702	$2,253,450	$ 994,006	$3,247,456

          In addition to credit card securitization activities, the Company acquired credit card loan portfolios totaling $45 million during the three months ended March 31, 2001.

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

          The level of loan delinquencies and charge-offs has remained relatively stable as of March 31, 2001 compared to December 31, 2000 levels. Delinquencies in non-credit card loans remain at low levels which helps the overall delinquency rate for the Company. Although the level of nonaccrual loans has increased for non-credit card loans, management believes it has provided sufficient loan loss allowances for these loans. With the direction of the economy uncertain, it is difficult to predict what will occur with loan charge-off volumes and the resulting effect on the Company’s provision for loan losses in the future.

           The following table reflects the delinquency rates for the Company’s overall loan portfolio, credit card portfolio and non-credit card portfolio. An account is contractually delinquent if the minimum payment is not received by the specified due date. The overall delinquency rate as a percentage of total loans was 2.70% at March 31, 2001 compared with 2.53% at December 31, 2000.

Delinquent Loans:

	March 31, 2001		December 31, 2000
		% of Loans		% of Loans
(in thousands)
Total Loans
Loans outstanding	$7,178,151		$6,905,608
Loans delinquent:
30–89 days	$ 134,078	1.87%	$ 124,069	1.80%
90 days or more & still accruing	59,476.83%		50,081	0.73%

Total delinquent loans	$ 193,554	2.70%	$ 174,150	2.53%

Nonaccrual loans	$ 20,944.29%		$ 14,839.21%

Credit Cards Loans
Loans outstanding	$2,303,131		$2,214,474
Loans delinquent:
30–89 days	$ 60,620	2.63%	$ 61,323	2.77%
90 days or more & still accruing	50,476	2.19%	41,976	1.90%

Total delinquent loans	$ 111,096	4.82%	$ 103,299	4.67%

Nonaccrual loans	—	—	—	—

Non-Credit Card Loans
Loans outstanding	$4,875,020		$4,691,134
Loans delinquent:
30–89 days	$ 73,458	1.51%	$ 62,746	1.34%
90 days or more & still accruing	9,000.18%		8,105.17%

Total delinquent loans	$ 82,458	1.69%	$ 70,851	1.51%

Nonaccrual loans	$ 20,944.43%		$ 14,839.32%

          The Company’s policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other consumer loans are charged off when they become 120 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers’ unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The allowance for loan losses is intended to cover losses inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company’s overall portfolio were $32.3 million for the three months ended March 31, 2001 compared to $32.2 million for the same period in 2000. Net charge-offs as a percentage of average loans were .46% for the three months ended March 31, 2001 compared to .53% for the same period last year. The allowance as a percentage of loans was 1.47% as of March 31, 2001 compared to 1.62% as of March 31, 2000.

           The following table presents the activity in the Company’s allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans.

Allowance for Loan Losses:

	For the Three Months Ended March 31,
	2001	2000
(in thousands)
Balance at January 1	$105,304	$106,484
Provision for loan losses	29,447	28,072
Addition due to acquisitions of loans	745	263
Reduction due to sales of loans	—	(2,632)
Loans charged off:

Credit card loans	(32,289)	(36,154)
All other loans	(5,480)	(2,482)
Loans recovered:
Credit card loans	4,559	5,758
All other loans	912	714

Total net charge-offs	(32,298)	(32,164)

Balance at March 31	$103,198	$100,023

Allowance as a percentage of loans	1.47%	1.62%
Total net charge-offs as a percentage of average loans	0.46%	0.53%

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

          As of March 31, 2001, the most recent notification from the bank regulators categorized the Company’s banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed these categories. To be categorized as well capitalized, the Company’s banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the “well capitalized” category.

          The Company monitors its capital on a regular basis and performs necessary forecasts of capital needs based upon anticipated growth in loans and earnings. The Company and its banking subsidiaries have potential under current capital rules to increase their capital by the issuance of debt instruments including trust preferred securities and subordinate debt.

           In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. In 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company’s $15.9 million in capital notes outstanding as of March 31, 2001 issued in connection with the Company’s previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

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

          The Company continues to place a priority on obtaining retail consumer deposits as its primary source of funding. This strategy is being supported by the Company’s entry into the Dallas, Texas, and Denver, Colorado market places. The Company holds the largest market share for total deposits in many of the Nebraska communities which it serves including Omaha, Fremont, Columbus, Kearney, David City, North Platte and Chadron. It also holds the largest market share in Fort Collins, Colorado and most communities which it serves in South Dakota. The Company places in the top three for market share for deposit volume generated in Overland Park, Kansas, Greeley and Boulder, Colorado and Bellevue, Alliance, Beatrice and Scottsbluff, Nebraska.

          The Company has access to a variety of other funding sources to augment the total funding needs of the Company. These other sources include securities sold under repurchase agreements, federal funds purchased, credit card-backed securitizations, Federal Home Loan Bank advances, other debt agreements and subordinated capital notes.

          The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At March 31, 2001 and December 31, 2000, $1.4 billion, of the Company’s managed credit card portfolio was securitized with an additional $195 million and $130 million, respectively, in unused securitization lines available. Additionally, the Company had Federal Home Loan Bank advances of $294 million as of March 31, 2001 and $189.3 million as of December 31, 2000. At March 31, 2001 and December 31, 2000, the parent company had $46 million and $23 million, respectively, outstanding under a $125 million syndicated revolving credit facility.

Item 3. Market Risk

          The Company’s primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. Two primary measures are used to measure and manage interest rate risk: Net Interest Income Simulation Modeling and Interest Rate Sensitivity Gap Analysis.

Net Interest Income Simulation:

          The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a twelve month period. Because of the significant decrease in short-term interest rates, such as the changes in the targeted Federal Funds rates, in the first quarter of 2001, management intends to enhance its modeling simulations to consider the short-term effects of rate shocks in addition to the traditional analysis covering a twelve-month period. In addition to modifying the Company’s modeling techniques, management has taken actions to reduce interest rate risk including shortening the maturities of new and renewed certificates of deposit, eliminating the dependency on external interest rate indices in the pricing of money market deposit products and increasing the use of LIBOR-based floating sources of wholesale funding. Additionally, future sensitivity to further interest rate reductions will be lessened since the majority of the Company’s credit card receivables have reached their minimum interest rate floor.

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

Part II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5:    Not applicable or negative response.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits	3(i)	Amended and Restated Articles of Incorporation of the parent company, incorporated by reference to Exhibit 3(I) to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

	3(ii)	Amended and Restated Bylaws of the parent company, incorporated by reference to Exhibit 3(I) to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

4	Fiscal and Paying Agency Agreement entered into in connection with the
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
Giltner, incorporated by reference to Exhibit 10(b) of the Company’s
Annual Report on Form 10-K for the fiscal year ended December 31,
1992.

	10(b)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(c)	Employment Contract between the parent company and Bruce R.
Lauritzen, incorporated by reference to Exhibit 10(i) of the Company’s
Annual Report on Form 10-K for the fiscal year ended December 31,
1992.

	10(d)	First National Bank of Omaha Senior Management Stock Option Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

	10(e)	First National Bank of Omaha Senior Management Option Plan, incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b) Reports on Form 8-K	On January 22, 2001, the registrant filed a current report on Form 8-K,
Item 5, reporting a press release issued by First National of Nebraska, Inc.
regarding the earnings of and other information with respect to FNNI.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA , INC .

/S / TIMOTHY D. HART
By:
Timothy D. Hart
Secretary and Treasurer,
Principal Accounting and Financial Officer

Date: May 7, 2001