Form 10-Q
period 2001-06-30
FIRST NATIONAL OF NEBRASKA INC
filed 2001-08-14
CIK 36725

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 03502

First National of Nebraska, Inc.
(Exact name of registrant as specified in its charter)

Nebraska	47-0523079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 Dodge Street Omaha, NE	68197
(Address of principal executive offices)	(Zip Code)

(402) 341-0500
Registrant’s telephone number, including area code

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

          As of August 6, 2001, the number of outstanding shares of the registrant’s common stock ($5.00 par value) was 334,500.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	December 31, 2000
	(unaudited)
	(in thousands except share and per share data)
Assets

Cash and due from banks	$ 376,724	$ 430,091
Federal funds sold and other short-term investments	355,525	385,360

Total cash and cash equivalents	732,249	815,451
Investment securities:
Available-for-sale (amortized cost $285,921 and $814,458)	287,594	813,398
Held-to-maturity (fair value $1,164,569 and $203,127)	1,153,714	201,253
Federal Home Loan Bank stock and other securities, at cost	30,866	24,843

Total investment securities	1,472,174	1,039,494
Loans	6,732,309	6,926,199
Less: Allowance for loan losses	97,890	105,304
Unearned income	22,441	20,591

Net loans	6,611,978	6,800,304
Premises and equipment, net	173,084	164,410
Other assets	477,961	463,655

Total assets	$9,467,446	$9,283,314

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$ 890,963	$ 954,665
Interest-bearing	7,003,438	6,893,284

Total deposits	7,894,401	7,847,949
Federal funds purchased and securities sold under repurchase agreements	122,244	156,805
Federal Home Loan Bank advances	293,803	189,325
Other borrowings	156,574	91,098
Other liabilities	127,470	154,340
Capital notes	93,197	93,594

Total liabilities	8,687,689	8,533,111
Stockholders’ equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	774,524	746,718
Accumulated other comprehensive income (loss)	1,049	(699)

Total stockholders’ equity	779,757	750,203

Total liabilities and stockholders’ equity	$9,467,446	$9,283,314

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$179,406	$180,999	$367,859	$359,168
Interest on securities:
Taxable interest income	14,252	16,423	28,637	32,886
Nontaxable interest income	431	482	879	967
Interest on federal funds sold and other short-term investments	4,584	2,936	8,378	6,682

Total interest income	198,673	200,840	405,753	399,703

Interest expense:
Interest on deposits	87,984	82,704	181,165	159,617
Interest on federal funds purchased and securities sold under repurchase agreements	1,348	2,822	2,881	5,400
Interest on Federal Home Loan Bank advances	3,564	3,081	6,233	6,258
Interest on other borrowings	2,006	701	3,657	1,036
Interest on capital notes	1,773	1,867	3,542	3,663

Total interest expense	96,675	91,175	197,478	175,974

Net interest income	101,998	109,665	208,275	223,729
Provision for loan losses	32,633	28,578	62,080	56,650

Net interest income after provision for loan losses	69,365	81,087	146,195	167,079
Noninterest income:
Processing services	61,966	47,024	117,691	87,924
Credit card securitization income	28,423	13,802	43,752	24,369
Deposit services	8,848	8,348	17,064	15,765
Trust and investment services	6,389	5,450	12,127	11,030
Miscellaneous	24,976	15,143	42,250	33,772

Total noninterest income	130,602	89,767	232,884	172,860

Noninterest expense:
Salaries and employee benefits	71,437	62,884	141,139	126,761
Communications and supplies	21,278	20,727	43,362	34,786
Professional services	14,772	7,253	28,361	13,654
Equipment rentals, depreciation and maintenance	14,336	13,732	27,354	26,503
Net occupancy expense of premises	10,611	10,210	22,886	20,322
Processing expense	9,108	8,225	17,008	15,985
Goodwill and other intangibles amortization	5,529	5,161	10,856	10,214
Loan servicing expense	5,538	6,231	8,046	11,687
Miscellaneous	7,119	5,559	13,459	10,741

Total noninterest expense	159,728	139,982	312,471	270,653

Income before income taxes	40,239	30,872	66,608	69,286
Income tax expense (benefit):
Current	(19,920)	13,368	(10,504)	27,807
Deferred	36,316	(1,362)	36,900	(1,381)

Total income tax expense	16,396	12,006	26,396	26,426

Net income	$ 23,843	$ 18,866	$ 40,212	$ 42,860

Basic earnings per common share	$ 72.10	$ 56.40	$ 121.53	$ 128.13

Diluted earnings per common share	$ 71.28	$ 56.40	$ 120.22	$ 128.13

Basic common shares outstanding	330,714	334,500	330,873	334,500

Diluted common shares outstanding	334,500	334,500	334,500	334,500

Cash dividends declared per common share	$ 10.00	$ 20.00	$ 27.09	$ 36.47

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 40,212	$ 42,860
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	62,080	56,650
Depreciation and amortization	27,020	31,071
Provision for deferred taxes	36,900	(1,381)
Origination of mortgage loans for resale	(741,132)	(308,691)
Proceeds from the sale of mortgage loans for resale	672,646	289,382
Other asset and liability activity, net	(82,058)	(7,170)

Net cash flows from operating activities	15,668	102,721

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(2,188)	(13,587)
Maturities of securities available-for-sale	469,606	85,050
Sales of securities available-for-sale	170,500	15,918
Purchases of securities available-for-sale	(111,150)	(32,918)
Maturities of securities held-to-maturity	150,680	6,579
Purchases of securities held-to-maturity	(1,096,744)	(44,886)
Redemption of FHLB stock and other securities	—	7,887
Purchases of FHLB stock and other securities	(6,026)	(264)
Net change in loans	(99,555)	(376,013)
Credit card securitization activities	370,384	247,085
Purchases of loan portfolios	(84,559)	(64,222)
Purchases of premises and equipment	(29,981)	(24,981)
Other, net	2,314	1,057

Net cash flows from investing activities	(266,719)	(193,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	46,455	394,559
Net change in federal funds purchased and securities sold under repurchase agreements	(34,561)	(105,233)
Issuance of FHLB advances	192,000	340,930
Principal repayments on FHLB advances	(87,522)	(571,957)
Issuance of other borrowings	505,642	282,457
Principal repayments on other borrowings	(441,361)	(225,176)
Principal repayments on capital notes	(397)	(341)
Cash dividends paid	(12,407)	(12,199)

Net cash flows from financing activities	167,849	103,040

Net change in cash and cash equivalents	(83,202)	12,466
Cash and cash equivalents at beginning of period	815,451	654,732

Cash and cash equivalents at end of period	$ 732,249	$667,198

Cash paid during the period for:
Interest	$ 202,526	$170,906
Income taxes	28,488	33,732

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
June 30, 2001

Note A:—Basis of Presentation

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

          The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements.

Note B:—Earnings per Common Share

          The following table provides the calculation of basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands except share data)
Net Income	$ 23,843	$ 18,866	$ 40,212	$ 42,860
Average common shares outstanding	334,500	334,500	334,500	334,500
Less: Average shares held for executive deferred compensation plan	1,968	—	1,950	—
Average shares held in employee stock trust	1,818	—	1,677	—

Average common shares outstanding used in basic earnings per share	330,714	334,500	330,873	334,500
Add: Contingently issuable shares considered outstanding for diluted earnings per share	3,786	—	3,627	—

Average common shares outstanding used in diluted earnings per share	334,500	334,500	334,500	334,500

Note C:—Comprehensive Income

          Comprehensive income is defined as the period’s change in the equity of a business enterprise from transactions and other events or circumstances from nonowner sources. Comprehensive income consists of net income and the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarter ended and six months ended June 30, 2001 and 2000.

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net Income	$ 23,843	$ 18,866	$ 40,212	$ 42,860
Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	150	3,494	5,490	1,730
Less: Reclassification adjustment for net gains realized in net income	2,708	—	2,757	2,040

Other comprehensive gain (loss), before tax	(2,558)	3,494	2,733	(310)
Less: Income tax expense (benefit) for other comprehensive gain (loss)	(917)	1,256	985	(88)

Other comprehensive gain (loss), net of tax	(1,641)	2,238	1,748	(222)

Comprehensive income	$ 22,202	$ 21,104	$ 41,960	$ 42,638

Note D:—Credit Card Activities

          The Company sells credit card loans, which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card receivables, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities. The Company receives annual servicing fees, which are classified in processing services income, approximating two percent of the outstanding balances of the credit card loans securitized. The Company also retains rights to future cash flows arising after investors in the securitization trust have received the return for which they are entitled. These retained interests are known as interest-only strips and are subordinate to investor’s interests. The value of the interest-only strips is subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

          During the revolving period of a credit card securitization, additional gains are recognized as additional credit card receivables are sold. During the quarter and six months ended June 30, 2001, the Company recognized pretax gains of $25.3 million and $36.1 million, respectively, on securitizations of credit card receivables. As of June 30, 2001, the fair value of interest-only strips was $26.7 million compared to $18.2 million at December 31, 2000.

Note E:—Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company is required to implement SFAS No. 142 on January 1, 2002, and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s discussion and analysis contains forward-looking statements, which reflect management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including economic conditions, performance of financial markets, adequacy of allowance for loan losses, competition, rapid fluctuations in interest rates, and changes in the legislative and regulatory environment. Many of these factors are beyond the Company’s ability to control or predict, and any changes in such assumptions or factors could produce future results which may differ from those indicated in this report.

Results of Operations

Overview

          Net income was $23.8 million for the quarter ended June 30, 2001, up $5 million, or 26.4%, from $18.9 million for the same period in 2000. Diluted earnings per common share increased to $71.28 for the quarter ended June 30, 2001 from $56.40 per diluted common share for the same period in 2000. Net income was $40.2 million for the six months ended June 30, 2001, down $2.6 million, or 6.2%, from $42.9 million for the same period in 2000. Diluted earnings per common share decreased to $120.22 for the six months ended June 30, 2001 from $128.13 per diluted common share for the same period in 2000. The Company’s earnings for these periods were impacted by reduced net interest margins caused primarily by the sensitivity of its loan portfolio to interest rate changes and a shift in the mix of loans. Additionally, greater securitization volumes resulted in increases of securitization gains of $18.6 million and $21.4 million for the quarter and six months ended June 30, 2001, respectively, as compared to corresponding periods in 2000. Finally, net earnings reflect the Company’s growth initiatives including expansion into new markets in Dallas, Texas, Denver, Colorado and Lincoln, Nebraska.

          During this time of net interest margin compaction, management is working to improve the net interest margin and is reducing its level of budgeted marketing and expansion expenditures. Management does not anticipate securitizing as many additional credit card loans in the second half of 2001 as in the first half of the year. This reduced securitization volume will have a negative impact on earnings as the Company will not recognize the same amount of securitization gains.

Net interest income

          Net interest income is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates.

           Reported net interest income for the Company was impacted in the quarter and six months ended June 30, 2001 by additional credit card securitizations, a shift in loan mix and sensitivity of the loan portfolio to interest rate changes. On a reported basis, the Company continues to experience a reduction in credit card loans as a percentage of total loans primarily as a result of its credit card securitization activities. For an enhanced understanding of the trends impacting net interest income, it is also helpful to analyze performance on a managed loan basis by adding data related to securitized loans to reported loans. See the later section titled “Credit Card Securitizations” on page 11 for an expanded comparative presentation of financial information on a managed and on a reported basis. The following table presents a summary of net interest income on a tax-equivalent basis related to average earning assets and net interest margin on both a reported and a managed basis:

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
($ in thousands)
Reported:
Net interest income on a tax-equivalent basis(1)	$ 102,229	$ 109,923	$ 208,748	$ 224,250
Average earning assets	8,658,840	7,763,917	8,516,863	7,672,202
Net interest margin (annualized)	4.74%	5.69%	4.94%	5.88%

Managed:
Net interest income on a tax-equivalent basis(1)	$ 148,893	$ 137,850	$ 292,582	$ 276,376
Average earning assets	10,186,134	8,614,720	10,015,238	8,535,153
Net interest margin (annualized)	5.86%	6.44%	5.89%	6.51%

(1)	Certain loan fees have been reclassified from Interest income to processing services income for the prior year presented to conform to 2001 presentation.

          A comparison of managed and reported net interest income reflects a reclassification from net interest income to noninterest income of $46.7 million and $83.8 million for the quarter and six months ended June 30, 2001, as well as $27.9 million and $52.1 million for the quarter and six months ended June 30, 2000. Average reported credit card loans outstanding as a percentage of total reported average loans outstanding has decreased to 31.7% for the six months ended June 30, 2001 from 35.7% for the same period last year. This decreased percentage of credit cards in the loan mix of the Company results from both increasing the amount of average securitized credit card loans which reduces credit card loans on the reported balance sheet by $635.4 million, and growth in real estate and commercial loans as compared to June 30, 2000. This shift in reported loan mix impacts net interest margin for the quarter and six months ended June 30, 2001 because credit card loans had an average gross yield of 13.8% for the quarter and 14.4% for the six months ended June 30, 2001, compared to non-credit card loans which had an average gross yield of 8.5% and 8.7% for the same periods respectively. Net interest income was also impacted by the average cost of interest-bearing liabilities which was 5.02% and 5.25% for the quarter and six months ended June 30, 2001 compared to 5.31% and 5.18% for the quarter and six months ended June 30, 2000.

          During the six months ended June 30, 2001, the Board of Governors of the Federal Reserve continued to reduce targeted Federal Funds rates from 6.50% at December 31, 2000 to 3.75% at June 30, 2001, which resulted in the downward repricing of variable rate loans. The Company primarily funds its loans with certificates of deposit, money market deposit accounts and floating rate wholesale funds. The velocity of loans repricing exceeded deposits repricing for the quarter and six months ended June 30, 2001. The excess volume of the downward repricing of loans over the downward repricing of deposits has contributed to the reduction in the Company’s net interest margin.

          Management believes certain factors will contribute to an improvement in net interest margin over the remainder of the year, assuming interest rates remain near their current levels. The Company has over $2 billion in certificates of deposit with interest rates greater than 6% maturing during the last six months of 2001. These certificates of deposit should reprice at interest rates less than 5%, which will result in interest expense savings. In addition to the interest expense benefits expected from these maturities of certificates of deposit, the sensitivity of further rate reductions on the Company’s variable rate loans is expected to be minimal since over 99% of the Company’s variable rate credit card loans had reached their contractual interest rate floor as of June 30, 2001. When these loans reach their interest rate floor they act as fixed loans in a declining rate environment and therefore, the impact of future rate reductions on net income should be minimal.

Provision for loan losses

          On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. For the quarter ended June 30, 2001, the provision for loan losses increased $4.1 million, or 14.2%, to $32.6 million compared to $28.6 million for the same period in 2000. The provision for loan losses also increased for the six months ended June 30, 2001 by $5.4 million, or 9.6%, to $62.1 million compared to $56.7 million for the same period in 2000. This increase in the provision for loan losses is reflective of the change in loan delinquencies and net loan charge-offs for the three and six months ended June 30, 2001 compared to the same periods in 2000. The allowance as a percentage of loans decreased to 1.46% as of June 30, 2001 from 1.51% as of June 30, 2000 due primarily to changes in the loan mix of the Company to lower risk non-credit card loans as discussed above.

Noninterest income and expense

          Increases in noninterest income and expense as reflected in the following tables primarily relate to the Company’s growth initiatives which have taken place since June 30, 2000. The Company has expanded into new markets in Dallas, Texas, Denver, Colorado, and Lincoln, Nebraska. Additionally, as discussed in the Company’s December 31, 2000 Form 10-K and Annual Report, the Company acquired InfiCorp Holdings, Inc. in Atlanta, Georgia in July 2000 and sold an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever) in December 2000.

	Quarter Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2001	2000		2001	2000
(in thousands)
Noninterest income:
Processing services	61,966	47,024	31.8%	117,691	87,924	33.9%
Credit card securitization income	28,423	13,802	105.9%	43,752	24,369	79.5%
Deposit services	8,848	8,348	6.0%	17,064	15,765	8.2%
Trust and investment services	6,389	5,450	17.2%	12,127	11,030	9.9%
Miscellaneous	24,976	15,143	64.9%	42,250	33,772	25.1%

Total noninterest income	130,602	89,767	45.5%	232,884	172,860	34.7%

	Quarter Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
	2001	2000		2001	2000
(in thousands)
Noninterest expense:
Salaries and employee benefits	71,437	62,884	13.6%	141,139	126,761	11.3%
Communication and supplies	21,278	20,727	2.7%	43,362	34,786	24.7%
Professional services	14,772	7,253	103.7%	28,361	13,654	107.7%
Equipment rentals, depreciation and maintenance	14,336	13,732	4.4%	27,354	26,503	3.2%
Net occupancy expense of premises	10,611	10,210	3.9%	22,886	20,322	12.6%
Processing expense	9,108	8,225	10.7%	17,008	15,985	6.4%
Goodwill and other intangibles amortization	5,529	5,161	7.1%	10,856	10,214	6.3%
Loan servicing expense	5,538	6,231	(11.1)%	8,046	11,687	(31.2)%
Miscellaneous	7,119	5,559	28.1%	13,459	10,741	25.3%

Total noninterest expense	159,728	139,982	14.1%	312,471	270,653	15.5%

           Processing services income reflects an increase of $7.4 million and $14.1 million related to increased credit card processing volumes during the second quarter and six months ended June 30, 2001 as compared to the corresponding periods last year. Additionally, processing services income includes increased merchant processing revenue of $4.4 million and $9.4 million for the second quarter and six months ended June 30, 2001, respectively, due to increased processing volumes. Also contributing to the increase in processing services for both the second quarter and year-to-date, was an increase of $3.1 million and $5.2 million, respectively, in servicing fees related to securitized credit card loans due to the greater volume of loans securitized during 2001 as compared to the same periods in 2000. These increases in securitization volumes also result in increases in securitization gains of $18.6 million and $21.4 million, included in credit card securitization income, for the quarter and six months ended June 30, 2001, respectively, from the comparable periods last year. The growth in miscellaneous income is partially a result of increases in the gains on sale of mortgage loans of $3.7 million and $5.9 million, respectively, for the quarter and six months ended June 30, 2001. In addition, miscellaneous income includes a $3.7 million gain on the sale of data processing servicing contracts during June 2001.

          Salaries and employee benefits increased primarily due to the Company’s growth initiatives since June 30, 2000. The 24.7% increase in year-to-date communications and supplies expense is largely due to increased credit card marketing efforts in the first quarter of 2001, and promotional costs related to the Company’s expansion into new markets. Professional services increased $7.5 million and $14.7 million for the quarter and six months ended June 30, 2001, respectively, primarily due to fees paid to Retriever as an external independent merchant processing sales organization in 2001. Fees paid to Retriever in 2000 were not reflected in the consolidated statements of income for 2000 when Retriever was consolidated as a wholly-owned subsidiary. The 31.2% decrease in year-to-date loan servicing expense resulted primarily from the recognition of a rebate from a credit card association during the first quarter of 2001.

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

	June 30, 2001	December 31, 2000
(in thousands)
Credit card	$1,890,499	$2,214,474
Commercial and financial	1,164,388	1,159,850
Individual consumer	721,866	706,130
Real estate—residential	702,757	629,740
Real estate—commercial	668,954	669,730
Real estate—construction and land development(1)	654,693	546,405
Agricultural	631,976	663,422
Real estate—agriculture	106,616	105,649
Lease financing	87,533	101,988
Real estate—multi-family	83,100	111,281
Other	19,927	17,530

Gross loans	6,732,309	6,926,199
Less:
Allowance for loan losses	97,890	105,304
Unearned income	22,441	20,591

Net loans	$6,611,978	$6,800,304

(1)	Real estate—construction and land development at June 30, 2001 was comprised of the following:

June 30, 2001
(in thousands)
Commercial construction	$275,502
Residential land development	123,378
Multi-family construction	97,891
Residential construction	88,015
Commercial land development	69,907

Real estate- construction and land development	$654,693

          The Company acquired credit card loan portfolios totaling $77.8 million during the six months ended June 30, 2001.

Credit Card Securitizations

          As described in Note D, the Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. For analytical purposes only, the following tables provide financial data on both a reported and a managed basis to augment the understanding of the impact credit card loan securitizations have on the financial results of the Company.

	June 30, 2001			December 31, 2000
	Reported	Securitized and serviced for related parties	Managed	Reported	Securitized and serviced for related parties	Managed
(in thousands)

As of Period End:
Total loans outstanding	$6,709,868	$1,863,422	$8,573,290	$6,905,608	$1,493,038	$8,398,646
Total credit card loans outstanding	$1,890,499	$1,863,422	$3,753,921	$2,214,474	$1,493,038	$3,707,512
Year-to-Date Average:
Total loans outstanding	$7,073,644	$1,498,375	$8,572,019	$6,505,669	$ 994,006	$7,499,675
Total credit card loans outstanding	$2,241,612	$1,498,375	$3,739,987	$2,253,450	$ 994,006	$3,247,456
Average credit card loans as a percentage of total average loans	31.7%		43.6%	34.6%		43.3%

	Quarter ended June 30, 2001			Quarter ended June 30, 2000
	Reported	Credit Card Securitizations	Managed	Reported	Credit Card Securitizations	Managed
(in thousands)
Net interest income on a tax-equivalent basis:	$ 102,229	$ 46,664	$ 148,893	$ 109,923	$ 27,927	$ 137,850
Provision for loan losses	32,633	23,460	56,093	28,578	11,694	40,272
Noninterest income	130,602	(23,204)	107,398	89,767	(16,233)	73,534
Noninterest expense	159,728	—	159,728	139,982	—	139,982
Net income	23,843	—	23,843	18,866	—	18,866
Average Earning Assets:	$8,658,840		$10,186,134	$7,763,917		$8,614,720
Net interest margin (annualized)	4.74%		5.86%	5.69%		6.44%

	Six months ended June 30, 2001			Six months ended June 30, 2000
	Reported	Credit Card Securitizations	Managed	Reported	Credit Card Securitizations	Managed
(in thousands)
Net interest income on a tax-equivalent basis:	$ 208,748	$ 83,834	$ 292,582	$ 224,250	$ 52,126	$ 276,376
Provision for loan losses	62,080	39,507	101,587	56,650	22,126	78,776
Noninterest income	232,884	(44,327)	188,557	172,860	(30,000)	142,860
Noninterest expense	312,471	—	312,471	270,653	—	270,653
Net income	40,212	—	40,212	42,860	—	42,860
Average Earning Assets:	$8,516,863		$10,015,238	$7,672,202		$8,535,153
Net interest margin (annualized)	4.94%		5.89%	5.88%		6.51%

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

          The level of loan delinquencies and charge-offs as of June 30, 2001 has increased from the December 31, 2000 levels. Delinquencies in non-credit card loans remain at lower levels which improves the overall delinquency rate for the Company. Although the level of nonaccrual loans has increased for non-credit card loans, management believes it has provided sufficient loan loss allowances for these loans. The forecast for bankruptcy losses has become difficult to determine due to ongoing efforts in Congress to amend current bankruptcy laws. If these bankruptcy laws are tightened, management anticipates a short-term increase in bankruptcy losses as individual consumers may attempt to take advantage of prior legislation. During 2001, credit card charge-offs related to bankruptcies constitute approximately 49% of year-to-date credit card charge-offs. In addition, the recovery rate related to bankruptcy charge-offs is considerably less than other credit card charge-offs. At the present time, management cannot predict the outcome of the proposed bankruptcy legislative changes and the effects on future credit card charge-off rates related to bankruptcies.

           The following table reflects the delinquency rates for the Company’s overall loan portfolio, credit card portfolio and non-credit card portfolio. An account is contractually delinquent if the minimum payment of principal or interest is not received by the specified due date. The overall delinquency rate as a percentage of total loans was 2.99% at June 30, 2001 compared with 2.53% at December 31, 2000.

Delinquent Loans:

	June 30, 2001		December 31, 2000
	% of Loans		% of Loans
(in thousands)
Total Loans
Loans outstanding	$6,709,868		$6,905,608
Loans delinquent:
30—89 days	$ 150,206	2.24%	$ 124,069	1.80%
90 days or more & still accruing	50,559.75%		50,081	0.73%

Total delinquent loans	$ 200,765	2.99%	$ 174,150	2.53%

Nonaccrual loans	$ 25,968.39%		$ 14,839.21%

Credit Cards Loans
Loans outstanding	$1,890,499		$2,214,474
Loans delinquent:
30—89 days	$ 56,436	2.99%	$ 61,323	2.77%
90 days or more & still accruing	43,018	2.27%	41,976	1.90%

Total delinquent loans	$ 99,454	5.26%	$ 103,299	4.67%

Nonaccrual loans	—	—	—	—

Non-Credit Card Loans
Loans outstanding	$4,819,369		$4,691,134
Loans delinquent:
30—89 days	$ 93,770	1.94%	$ 62,746	1.34%
90 days or more & still accruing	7,541.16%		8,105.17%

Total delinquent loans	$ 101,311	2.10%	$ 70,851	1.51%

Nonaccrual loans	$ 25,968.54%		$ 14,839.32%

          The Company’s policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other consumer loans are charged off when they become 120 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers’ unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The amounts reflected as delinquent loans in the table above include loan principal amounts related to loans for which interest, principal or both are past due. Included in the $93.8 million of non-credit card loans classified as 30-89 days delinquent in the above table, are certain large loans totaling $45.9 million that were brought to current status when interest payments were received shortly after June 30, 2001. This updated delinquency information would have improved the overall delinquency rate as a percentage of total loans to 2.31% versus the 2.99% reflected in the table above. For non-credit card loans, this would have improved the delinquency rate to 1.15% versus the 2.10% shown above.

          The allowance for loan losses is intended to cover losses inherent in the Company’s loan portfolio as of the reporting date. The provision for loan losses is charged against earnings to cover both current period net charge-offs and to maintain the allowance at an acceptable level to cover losses inherent in the portfolio as of the reporting date. Net charge-offs for the Company’s overall portfolio were $66.6 million for the six months ended June 30, 2001 compared to $62.4 million for the same period in 2000. Net charge-offs as a percentage of average loans were .94% for the six months ended June 30, 2001 compared to 1.00% for the same period last year. The allowance as a percentage of loans was 1.46% as of June 30, 2001 compared to 1.51% as of June 30, 2000.

          The following table presents the activity in the Company’s allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans.

Allowance for Loan Losses:

	For the Six Months Ended June 30,
	2001	2000
(in thousands)
Balance at January 1	$105,304	$106,484
Provision for loan losses	62,080	56,650
Addition due to acquisitions of loans	1,621	1,790
Reduction due to sales of loans	(4,472)	(4,832)
Loans charged off:
Credit card loans	(69,220)	(69,821)
All other loans	(8,120)	(4,568)
Loans recovered:
Credit card loans	9,052	10,474
All other loans	1,645	1,501

Total net charge-offs	(66,643)	(62,414)

Balance at June 30	$ 97,890	$ 97,678

Allowance as a percentage of loans	1.46%	1.51%
Total net charge-offs as a percentage of average loans	0.94%	1.00%

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

          As of June 30, 2001, the most recent notification from the bank regulators categorized the Company’s banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed these categories. To be categorized as well capitalized, the Company’s banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the “well capitalized” category.

           The Company monitors its capital on a regular basis and performs necessary forecasts of capital needs based upon anticipated growth in loans and earnings. The Company and its banking subsidiaries have potential under current capital rules to increase their capital by the issuance of debt instruments including trust preferred securities and subordinate debt.

          In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. In 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. These capital notes, along with the parent company’s $15.9 million in capital notes outstanding as of June 30, 2001 issued in connection with the Company’s previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

Liquidity Management

          Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company’s Asset and Liability Committee is responsible for monitoring the current and forecasted balance sheet structure to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources. The parent company’s cash flows are dependent upon the receipt of dividends from its banking subsidiaries, which are subject to regulatory restrictions.

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

          The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At June 30, 2001 and December 31, 2000, $1.8 billion and $1.4 billion, respectively, of the Company’s managed credit card portfolio was securitized with an additional $138 million and $130 million, respectively, in unused securitization lines available. Additionally, the Company had Federal Home Loan Bank advances of $293.8 million as of June 30, 2001 and $189.3 million as of December 31, 2000. At June 30, 2001 and December 31, 2000, the Company had $46 million and $23 million, respectively, outstanding under a $125 million syndicated revolving credit facility. In June 2001, the Company entered into two new short-term lines of credit for a combined availability of $15 million. As of June 30, 2001, $5 million was outstanding under these new lines.

Item 3.    Market Risk

          The Company’s primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing rather than eliminating interest rate risk. The primary measure used to analyze and manage interest rate risk is net interest income simulation modeling.

          The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a simulation period. These interest rate shifts are applied to a projected balance sheet for the simulation period. Because of the significant decrease in short-term interest rates, such as the changes in the targeted Federal Funds rates, during 2001, management is continuing to enhance its modeling simulations to consider the short-term effects of rate shocks in addition to the traditional analysis covering a twelve-month period.

          In addition to modifying the Company’s modeling techniques, management has taken actions to reduce interest rate risk including adjusting the maturities of new and renewed certificates of deposit, eliminating the dependency on external interest rate indices in the pricing of money market deposit products and increasing the use of LIBOR-based floating sources of wholesale funding including credit card securitizations. Additionally, future sensitivity to further interest rate reductions will be lessened since the majority of the Company’s credit card receivables have reached their minimum interest rate floor.

PART II.    OTHER INFORMATION

Items 1, 2, 3:    Not applicable or negative response.

Item 4:    Submission of Matters to a Vote of Security Holders

          The annual meeting of the Company’s stockholders was held on June 20, 2001 for the purpose of electing two directors for terms of three years. Proxies for the meeting were solicited pursuant to Sections 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected. The voting tabulation for the elected directors was as follows:

	Shares Voted “FOR”	Shares Voted “Withheld”
Elias J. Eliopoulos	324,853	435
Bruce R. Lauritzen	324,853	435

Item 5:    Other Information

          Not applicable or negative response.

Item 6:    Exhibits and Reports on Form 8-K

(a) Exhibits

3(i)	Amended and Restated Articles of Incorporation of the parent company, incorporated by reference to Exhibit 3(I) to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 1997

3(ii)	Amended and Restated Bylaws of the parent company, incorporated by reference to Exhibit 3(I) to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 1997

4	Fiscal and Paying Agency Agreement entered into in connection with the issuance of $75 million of Subordinated Notes by First National Bank of Omaha (the “Bank”) dated December 7, 1995 between the Bank as “Issuer” and the Bank as “Fiscal and Paying Agent” incorporated by reference to the Company’s Report on Form 8-K, filed December 12, 1995.

10(a)	Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips
Giltner and Amendment to Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner, incorporated by reference to Exhibit 10(b) of the Company’s
Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(c)	Employment Contract between the parent company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(d)	First National Bank of Omaha Senior Management Stock Option Plan, incorporated by reference to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10(e)	First National Bank of Omaha Senior Management Option Plan, incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA , INC .

/s/ TIMOTHY D. HART Timothy D. Hart	August 7, 2001

Secretary and Treasurer, Principal Accounting and Financial Officer