Form 10-Q
period 2001-09-30
FIRST NATIONAL OF NEBRASKA INC
filed 2001-11-13
CIK 36725

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 03502

First National of Nebraska, Inc.
(Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-0523079 (IRS Employer Identification No.)
1620 Dodge Street Omaha, NE (Address of principal executive offices)	68197 (Zip Code)

(402) 341-0500
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 7, 2001, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

Part I.  FINANCIAL INFORMATION

Part I.  Item 1.  Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	September 30, 2001	December 31, 2000
(in thousands except share and per share data)	(unaudited)
Assets
Cash and due from banks	$407,821	$430,091
Federal funds sold and other short-term investments	384,437	385,360

Total cash and cash equivalents	792,258	815,451
Investment securities:
Available-for-sale (amortized cost $336,773 and $814,458)	340,466	813,398
Held-to-maturity (fair value $1,029,201 and $203,127)	1,010,340	201,253
Federal Home Loan Bank stock and other securities, at cost	30,909	24,843

Total investment securities	1,381,715	1,039,494
Loans	6,898,112	6,926,199
Less: Allowance for loan losses	98,128	105,304
Unearned income	23,000	20,591

Net loans	6,776,984	6,800,304
Premises and equipment, net	176,919	164,410
Other assets	432,012	463,655

Total assets	$9,559,888	$9,283,314

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$984,799	$954,665
Interest-bearing	6,936,201	6,893,284

Total deposits	7,921,000	7,847,949
Federal funds purchased and securities sold under repurchase agreements	203,549	156,805
Federal Home Loan Bank advances	298,078	189,325
Other borrowings	119,617	91,098
Other liabilities	133,499	154,340
Capital notes	92,915	93,594

Total liabilities	8,768,658	8,533,111
Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	784,657	746,718
Accumulated other comprehensive income (loss)	2,389	(699)

Total stockholders' equity	791,230	750,203

Total liabilities and stockholders' equity	$9,559,888	$9,283,314

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$177,230	$194,326	$545,089	$553,494
Interest on securities:
Taxable interest income	18,747	15,870	47,384	48,756
Nontaxable interest income	446	478	1,325	1,445
Interest on federal funds sold and other short-term investments	4,450	4,662	12,828	11,344

Total interest income	200,873	215,336	606,626	615,039

Interest expense:
Interest on deposits	79,868	94,528	261,033	254,145
Interest on federal funds purchased and securities sold under repurchase agreements	1,641	2,300	4,522	7,700
Interest on Federal Home Loan Bank advances	3,643	2,076	9,876	8,334
Interest on other borrowings	1,389	1,999	5,046	3,035
Interest on capital notes	1,768	1,717	5,310	5,380

Total interest expense	88,309	102,620	285,787	278,594

Net interest income	112,564	112,716	320,839	336,445
Provision for loan losses	43,718	29,592	105,798	86,242

Net interest income after provision for loan losses	68,846	83,124	215,041	250,203
Noninterest income:
Processing services	61,982	54,365	179,673	142,289
Credit card securitization income	17,587	12,506	61,339	36,875
Deposit services	9,177	8,558	26,241	24,323
Trust and investment services	6,124	5,404	18,251	16,434
Miscellaneous	19,442	15,274	61,692	49,046

Total noninterest income	114,312	96,107	347,196	268,967

Noninterest expense:
Salaries and employee benefits	72,993	65,933	214,132	192,694
Communications and supplies	21,267	21,584	64,629	56,370
Professional services	15,361	8,298	43,722	21,952
Equipment rentals, depreciation and maintenance	12,972	14,091	40,326	40,594
Net occupancy expense of premises	11,145	11,408	34,031	31,730
Processing expense	8,316	9,517	25,324	25,502
Goodwill and other intangibles amortization	5,307	6,593	16,163	16,807
Loan servicing expense	5,914	4,995	13,960	16,682
Miscellaneous	6,320	4,503	19,779	15,244

Total noninterest expense	159,595	146,922	472,066	417,575

Income before income taxes	23,563	32,309	90,171	101,595
Income tax expense (benefit):
Current	8,620	12,110	(1,884)	39,917
Deferred	1,464	142	38,364	(1,239)

Total income tax expense	10,084	12,252	36,480	38,678

Net income	$13,479	$20,057	$53,691	$62,917

Basic earnings per common share	$40.77	$59.96	$162.31	$188.09

Diluted earnings per common share	$40.30	$59.96	$160.51	$188.09

Basic common shares outstanding	330,608	334,500	330,784	334,500

Diluted common shares outstanding	334,500	334,500	334,500	334,500

Cash dividends declared per common share	$10.00	$10.00	$47.09	$46.47

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2001	2000
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$53,691	$62,917
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	105,798	86,242
Depreciation and amortization	36,693	49,125
Provision for deferred taxes	38,364	(1,239)
Origination of mortgage loans for resale	(1,209,843)	(488,353)
Proceeds from the sale of mortgage loans for resale	1,120,500	478,528
Other asset and liability activity, net	(35,733)	(12,350)

Net cash flows from operating activities	109,470	174,870
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received (1)	(2,326)	(32,891)
Maturities of securities available-for-sale	592,422	154,721
Sales of securities available-for-sale	265,121	15,918
Purchases of securities available-for-sale	(376,150)	(32,918)
Maturities of securities held-to-maturity	1,378,666	15,617
Purchases of securities held-to-maturity	(2,179,307)	(71,101)
Redemption of FHLB stock and other securities	—	7,887
Purchases of FHLB stock and other securities	(6,169)	(264)
Net change in loans	(117,361)	(744,689)
Credit card securitization activities, net	202,984	376,500
Purchases of loan portfolios	(87,994)	(137,318)
Purchases of premises and equipment	(44,936)	(39,126)
Other, net	2,945	2,013

Net cash flows from investing activities	(372,105)	(485,651)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	73,051	773,316
Net change in federal funds purchased and securities sold under repurchase agreements	46,744	(223,437)
Issuance of FHLB advances	196,555	350,430
Principal repayments on FHLB advances	(87,802)	(591,730)
Issuance of other borrowings	784,649	497,979
Principal repayments on other borrowings	(757,324)	(416,318)
Principal repayments on capital notes	(679)	(795)
Cash dividends paid	(15,752)	(15,544)

Net cash flows from financing activities	239,442	373,901

Net change in cash and cash equivalents	(23,193)	63,120
Cash and cash equivalents at beginning of period	815,451	654,732

Cash and cash equivalents at end of period	$792,258	$717,852

Cash paid during the period for:
Interest	$294,814	$267,602
Income taxes	28,860	42,487
Non-cash investing and financing activities:
Consideration for business acquisitions (1)	—	5,000

See Notes to Consolidated Financial Statements.

(1)
In acquisitions during 2000, the Company acquired non-cash assets of $104 million and assumed liabilities of $66.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

Note A:  Basis of Presentation

    The accompanying unaudited consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For purposes of comparability, certain prior period amounts have been reclassified.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000 should be read in conjunction with these consolidated financial statements.

Note B:  Earnings per Common Share

    The following table provides the calculation of basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(in thousands except share data)
Net Income	$13,479	$20,057	$53,691	$62,917
Average common shares outstanding	334,500	334,500	334,500	334,500
Less: Average shares held for executive deferred compensation plan	1,979	—	1,960	—
Average shares held in employee stock trust	1,913	—	1,756	—

Average common shares outstanding used in basic earnings per share	330,608	334,500	330,784	334,500
Add: Contingently issuable shares considered outstanding for diluted earnings per share	3,892	—	3,716	—

Average common shares outstanding used in diluted earnings per share	334,500	334,500	334,500	334,500

Note C:  Comprehensive Income

    Comprehensive income is defined as the period's change in the equity of a business enterprise from transactions and other events or circumstances from nonowner sources. Comprehensive income consists of net income and the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the quarters ended and nine months ended September 30, 2001 and 2000.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(in thousands)
Net Income	$13,479	$20,057	$53,691	$62,917
Other comprehensive income, before tax
Net unrealized holding gains on available-for-sale securities	2,097	6,451	7,587	8,181
Less: Reclassification adjustment for net gains realized in net income	77	—	2,834	2,040

Other comprehensive gain, before tax	2,020	6,451	4,753	6,141
Less: Income tax expense for other comprehensive gain	680	2,326	1,665	2,238

Other comprehensive gain, net of tax	1,340	4,125	3,088	3,903

Comprehensive income	$14,819	$24,182	$56,779	$66,820

Note D:  Credit Card Activities

    The Company sells credit card loans, which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card loans, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities and receives annual servicing fees, which are classified in processing services income. The average servicing fee is approximately two percent of the outstanding balances of the credit card loans securitized. The Company also retains rights to future cash flows arising after investors have received the return for which they are entitled. These retained interests are known as interest-only strips and are subordinate to investor's interests. The value of the interest-only strips is subject to credit, prepayment and interest rate risks on the loans sold. The investors have no recourse to the Company's assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

    During the revolving period of a credit card securitization, additional gains are recognized as additional credit card loans are sold. During the quarter and nine months ended September 30, 2001, the Company recognized pretax gains of $14.7 million and $50.8 million, respectively, on securitizations of credit card receivables. As of September 30, 2001, the fair value of interest-only strips was $24.3 million compared to $18.2 million at December 31, 2000.

Note E:  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company is required to implement Statement No. 142 on January 1, 2002, which will result in the discontinuation of approximately $8 million of pre-tax goodwill amortization expense during the year ended December 31, 2002. This discontinuation of goodwill amortization may be offset by losses from impairment testing of goodwill as required in Statement No. 142. The Company has not yet performed these impairment tests and consequently, the resulting impact is currently unknown.

    In June 2001 the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. Statement No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. Currently, management does not expect these statements to materially affect the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's discussion and analysis contains forward-looking statements, which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including economic conditions, performance of financial markets, adequacy of allowance for loan losses, competition, rapid fluctuations in interest rates, and changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and any changes in such assumptions or factors could produce future results which may differ from those indicated in this report.

Results of Operations

Overview

    The Company's earnings for the quarter and nine months ended September 30, 2001 were negatively impacted by net interest margin compaction, losses in its agricultural loan portfolio, and expenses associated with the Company's growth initiatives including expansion into new markets in Dallas, Texas, Denver, Colorado, Atlanta, Georgia and Lincoln, Nebraska. Net income was $13.5 million for the quarter ended September 30, 2001, down $6.6 million, or 32.8%, from $20.1 million for the same period in 2000. Diluted earnings per common share decreased to $40.30 for the quarter ended September 30, 2001 from $59.96 per diluted common share for the same period in 2000. Net income was $53.7 million for the nine months ended September 30, 2001, down $9.2 million, or 14.7%, from $62.9 million for the same period in 2000. Diluted earnings per common share decreased to $160.51 for the nine months ended September 30, 2001 from $188.09 per diluted common share for the same period in 2000.

Net interest income

    Net interest income is defined as the difference between interest income and fees derived from earning assets and interest expense on interest-bearing liabilities. Interest income and expense are affected by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, in addition to changes in interest rates. The relative performance of net interest income is frequently measured by net interest margin, which is calculated by dividing tax-equivalent net interest income by average interest-earning assets.

    Reported net interest income and net interest margin for the Company were impacted in the quarter and nine months ended September 30, 2001 by a shift in the mix of interest-earning assets and differences in the repricing velocity of interest-earning assets and interest-bearing liabilities. On a reported loan basis, the Company continues to experience a reduction in credit card loans as a percentage of total loans primarily as a result of its credit card securitization activities. For an enhanced understanding of the trends impacting net interest income, it is also helpful to analyze performance on a managed loan basis by adding data related to securitized loans to reported loans. See the later section titled "Credit Card Securitizations" for an expanded comparative presentation of financial information on a reported and a managed loan basis.

    The following table presents a summary of net interest income on a tax-equivalent basis related to average earning assets and net interest margin on both a reported and a managed loan basis. Managed loan financial information includes credit card loans that have been securitized and sold.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
($ in thousands)
Reported:
Net interest income on a tax-equivalent basis (1)	$112,804	$112,973	$321,552	$337,223
Average earning assets	8,722,269	8,105,967	8,586,095	7,817,808
Net interest margin (annualized)	5.13%	5.54%	5.01%	5.76%
Managed:
Net interest income on a tax-equivalent basis (1)	$165,605	$139,644	$458,187	$416,020
Average earning assets	10,461,374	9,068,091	10,165,595	8,714,058
Net interest margin (annualized)	6.28%	6.13%	6.03%	6.38%

(1)
Certain loan fees have been reclassified from interest income to processing services income for the prior year presented to conform to 2001 presentation.

    Under GAAP, the Company no longer reports net interest income on securitized and sold credit card loans; rather, income earned on these loans is classified as noninterest income. During the quarter and nine months ended September 30, 2001, $52.8 million and $136.6 million, as well as $26.7 million and $78.8 million for the quarter and nine months ended September 30, 2000, were classified as non-interest income on a reported loan basis as a result of the GAAP accounting treatment for securitizations of credit card loans.

    As discussed below, the Company's net interest income was impacted by shifts in the loan portfolio mix of consumer loans and commercial loans, the repricing velocity of those portfolios versus the repricing velocity of interest-bearing liabilities, and decreases occurring in the level of interest rates nationally. This shift in reported loan mix impacts net interest margin for the quarter and nine months ended September 30, 2001 because credit card loans had an average gross yield of 15.7% for the quarter and 14.8% for the nine months ended September 30, 2001, compared to non-credit card loans which had an average gross yield of 8.1% and 8.5% for the same periods respectively. The decline in average gross yield on interest-earning assets was offset by a reduction in the average cost of interest-bearing liabilities, which was 4.5% and 5.0% for the quarter and nine months ended September 30, 2001 compared to 5.6% and 5.3% for the quarter and nine months ended September 30, 2000.

    The following table presents the quarterly yield and net interest margin trends for 2001:

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001
(Annualized and on a tax-equivalent basis)
Reported:
Interest-earning assets	10.05%	9.21%	9.15%
Interest-bearing liabilities	5.49%	5.02%	4.53%
Net interest margin	5.16%	4.74%	5.13%

    In addition to shifts in the mix of loans, the Federal Reserve reduced the targeted Federal Funds rates from 6.50% at December 31, 2000 to 3.00% at September 30, 2001 causing a downward repricing of the Company's variable rate loans. Ninety-nine percent of the Company's variable rate credit card loans had reached their contractual interest rate floors as of June 30, 2001. The impact of rate reductions on interest-earning assets in the third quarter was lessened since these variable rate loans act as fixed rate loans when they reach their contractual interest rate floors.

    The Company primarily funds its loans with certificates of deposit, money market deposit accounts and floating rate wholesale funds. These interest-bearing liabilities also repriced downward consistent with the Federal Reserve rate reductions; however, the velocity of the downward repricing of reported loans exceeded the velocity of the downward pricing of deposits for the first half of 2001, resulting in a decreased net interest margin for the six months ended June 30, 2001. During the third quarter, certificates of deposit have continued to reprice downward while interest-earning asset yields have stabilized, resulting in an improved net interest margin for the third quarter.

    Management believes certain factors will contribute to a continued improvement in net interest margin over the remainder of the year, assuming interest rates remain near their current levels. The Company has over $1 billion in certificates of deposit with interest rates approximating 5.7% maturing during the last three months of 2001. These certificates of deposit should reprice at interest rates less than 4.0%, which will result in interest expense savings. In addition to the interest expense benefits expected from these maturities of certificates of deposit, the sensitivity of further rate reductions on the Company's loans is expected to be minimal since the Company's variable rate credit card loans have reached their contractual interest rate floors.

Provision for loan losses

    The provision for loan losses is charged against earnings to cover both current period net loan charge-offs and to maintain the allowance for loan losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. For the quarter ended September 30, 2001, the provision for loan losses increased $14.1 million, or 47.7%, to $43.7 million compared to $29.6 million for the same period in 2000. The provision for loan losses also increased for the nine months ended September 30, 2001 by $19.6 million, or 22.7%, to $105.8 million compared to $86.2 million for the same period in 2000. This increase in the provision for loan losses is reflective of the increase in loan delinquencies and net loan charge-offs for the quarter and nine months ended September 30, 2001. Included in net loan charge-offs for the quarter ended September 30, 2001, is $9 million related to the Company's agricultural loan portfolio resulting from an agricultural borrower's fraudulent activities.

Noninterest income and expense

    Increases in noninterest income and expense as reflected in the following tables primarily relate to the Company's growth initiatives which have taken place since September 30, 2000. The Company has expanded into new markets in Dallas, Texas, Denver, Colorado, and Lincoln, Nebraska. Additionally, as discussed in the Company's December 31, 2000 Form 10-K and Annual Report, the Company acquired InfiCorp Holdings, Inc. in

Atlanta, Georgia in July 2000 and sold an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever) in December 2000.

	Quarter Ended September 30,			Nine Months Ended September 30,
			% Increase (Decrease)			% Increase (Decrease)
	2001	2000		2001	2000
($ in thousands)
Noninterest income:
Processing services	$61,982	$54,365	14.0%	$179,673	$142,289	26.3%
Credit card securitization income	17,587	12,506	40.6%	61,339	36,875	66.3%
Deposit services	9,177	8,558	7.2%	26,241	24,323	7.9%
Trust and investment services	6,124	5,404	13.3%	18,251	16,434	11.1%
Miscellaneous	19,442	15,274	27.3%	61,692	49,046	25.8%

Total noninterest income	$114,312	$96,107	18.9%	$347,196	$268,967	29.1%

	Quarter Ended September 30,			Nine Months Ended September 30,
			% Increase (Decrease)			% Increase (Decrease)
	2001	2000		2001	2000
($ in thousands)
Noninterest expense:
Salaries and employee benefits	$72,993	$65,933	10.7%	$214,132	$192,694	11.1%
Communication and supplies	21,267	21,584	(1.5)%	64,629	56,370	14.7%
Professional services	15,361	8,298	85.1%	43,722	21,952	99.2%
Equipment rentals, depreciation and maintenance	12,972	14,091	(7.9)%	40,326	40,594	(.7)%
Net occupancy expense of premises	11,145	11,408	(2.3)%	34,031	31,730	7.3%
Processing expense	8,316	9,517	(12.6)%	25,324	25,502	(.7)%
Goodwill and other intangibles amortization	5,307	6,593	(19.5)%	16,163	16,807	(3.8)%
Loan servicing expense	5,914	4,995	18.4%	13,960	16,682	(16.3)%
Miscellaneous	6,320	4,503	40.4%	19,779	15,244	29.7%

Total noninterest expense	$159,595	$146,922	8.6%	$472,066	$417,575	13.0%

    Processing services income includes fees related to processing credit card products issued by the Company, fees collected from merchants for credit card transaction processing, and servicing income related to securitized loans. Part of the increase in processing services income, $5.2 million and $28.7 million respectively, relates to increased credit card processing volumes during the quarter and nine months ended September 30, 2001, as compared to the corresponding periods last year, largely due to the acquisition of Inficorp Holdings, Inc. in July 2000. Also contributing to the increase in processing services for both the quarter and nine months ended September 30, 2001, was an increase of $2.9 million and $8.1 million, respectively, in servicing fees related to securitized credit card loans due to the greater volume of loans securitized during 2001 as compared to the same periods in 2000. These increases in securitization volumes also result in increases in securitization gains of $8.9 million and $30.3 million, included in credit card securitization income, for the quarter and nine months ended September 30, 2001, respectively, from the comparable periods last year. The growth in miscellaneous income is partially a result of increases in the gains on sales of mortgage loans of $3.9 million and $9.8 million, respectively, for the quarter and nine months ended September 30, 2001.

    Salaries and employee benefits increased primarily due to the Company's growth initiatives since September 30, 2000. The 14.7% increase in communications and supplies expense for the nine months ended September 30, 2001 compared to the same period last year is largely due to increased credit card marketing efforts in the first quarter of 2001, and promotional costs related to the Company's expansion into new markets. Professional services increased $7.1 million and $21.8 million for the quarter and nine months ended September 30, 2001, respectively, primarily due to fees paid to Retriever as an external independent merchant processing sales organization in 2001. Fees paid to Retriever in 2000 were not reflected in the consolidated statements of income for 2000 when Retriever was consolidated as a wholly-owned subsidiary. The 16.3% decrease in loan servicing expense for the nine months ended September 30, 2001 compared to the same period last year resulted primarily from the recognition of a rebate from a credit card association during the first quarter of 2001.

Loan Portfolio

    The Company is diversified in its lending by providing financing to a variety of borrowers throughout the Company's operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa and Texas. Non-credit card loans are generally secured by underlying real estate, business assets, personal property and personal guarantees. The following table reflects the diversification of the Company's lending activities:

	September 30, 2001	December 31, 2000
(in thousands)
Credit card	$2,029,281	$2,214,474
Commercial and financial	1,136,205	1,159,850
Real estate—commercial	785,465	781,011
Individual consumer	736,164	706,130
Real estate—residential	716,338	629,740
Real estate—construction and land development (1)	646,642	546,405
Agricultural	631,174	663,422
Real estate—agriculture	103,879	105,649
Lease financing	85,097	101,988
Other	27,867	17,530

Gross loans	6,898,112	6,926,199
Less:
Allowance for loan losses	98,128	105,304
Unearned income	23,000	20,591

Net loans	$6,776,984	$6,800,304

(1)
Real estate—construction and land development at September 30, 2001 was comprised of the following:
September 30, 2001
(in thousands)
Commercial construction	$272,024
Residential land development	115,219
Multi-family construction	74,221
Residential construction	89,419
Commercial land development	95,759

Real estate—construction and land development	$646,642

    The Company acquired credit card loan portfolios totaling $80.8 million during the nine months ended September 30, 2001.

Credit Card Securitizations

    As described in Note D, the Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits as its primary source of funding. The following tables provide supplemental financial information on both a reported loan and a managed loan basis to augment the understanding of the impact credit card loan securitizations have on the financial results of the Company. The reported financial information is presented in accordance with GAAP whereas the managed financial information is presented for competitive analytical and discussion purposes only, and does not represent GAAP accounting treatment.

	September 30, 2001			December 31, 2000
	Reported	Securitized and serviced for related Parties	Managed	Reported	Securitized and serviced for related Parties	Managed
($ in thousands)
As of Period End:
Total loans outstanding	$6,875,112	$1,696,022	$8,571,134	$6,905,608	$1,493,038	$8,398,646
Total credit card loans outstanding	$2,029,281	$1,696,022	$3,725,303	$2,214,474	$1,493,038	$3,707,512
Credit card loans as a percentage of total loans	29.5%		43.5%	32.1%		44.1%
Year-to-Date Average:
Total loans outstanding	$6,987,444	$1,579,500	$8,566,944	$6,505,669	$994,006	$7,499,675
Total credit card loans outstanding	$2,162,038	$1,579,500	$3,741,538	$2,253,450	$994,006	$3,247,456
Credit card loans as a percentage of total loans	30.9%		43.7%	34.6%		43.3%
	Quarter Ended September 30, 2001			Quarter Ended September 30, 2000
	Reported	Credit Card Securitizations	Managed	Reported	Credit Card Securitizations	Managed
($ in thousands)
Net interest income on a tax-equivalent basis:	$112,804	$52,801	$165,605	$112,973	$26,671	$139,644
Provision for loan losses	43,718	24,511	68,229	29,592	11,117	40,709
Noninterest income	114,312	(28,290)	86,022	96,107	(15,554)	80,553
Noninterest expense	159,595	—	159,595	146,922	—	146,922
Net income	13,479	—	13,479	20,057	—	20,057
Average Earning Assets:	$8,722,269		$10,461,374	$8,105,967		$9,068,091
Net interest margin (annualized)	5.13%		6.28%	5.54%		6.13%
	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Reported	Credit Card Securitizations	Managed	Reported	Credit Card Securitizations	Managed
($ in thousands)
Net interest income on a tax-equivalent basis:	$321,552	$136,635	$458,187	$337,223	$78,797	$416,020
Provision for loan losses	105,798	64,018	169,816	86,242	33,243	119,485
Noninterest income	347,196	(72,617)	274,579	268,967	(45,554)	223,413
Noninterest expense	472,066	—	472,066	417,575	—	417,575
Net income	53,691	—	53,691	62,917	—	62,917
Average Earning Assets:	$8,586,095		$10,165,595	$7,817,808		$8,714,058
Net interest margin (annualized)	5.01%		6.03%	5.76%		6.38%

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

    The level of loan delinquencies and charge-offs as of September 30, 2001 has increased from the December 31, 2000 levels given the resulting uncertainty in the economy since the second quarter of 2001 and the events of September 11, 2001. Delinquencies in non-credit card loans remain at lower levels which improves the overall delinquency rate for the Company. Although the level of nonaccrual loans has increased for non-credit card loans, management believes it has provided sufficient loan loss allowances for these loans. The forecast for bankruptcy losses and their resulting impact on the credit quality of credit card loans has become difficult to determine due to ongoing efforts in Congress to amend current bankruptcy laws. Although bankruptcy discussions in Congress have currently been postponed, if these bankruptcy laws are tightened management anticipates a short-term increase in bankruptcy losses as individual consumers may attempt to take advantage of prior legislation. During 2001, credit card charge-offs related to bankruptcies constitute approximately 44% of year-to-

date principal credit card charge-offs. In addition, the recovery rate related to bankruptcy charge-offs is considerably less than other credit card charge-offs. At the present time, management cannot predict the outcome of the proposed bankruptcy legislative changes and the effects on future credit card charge-off rates related to bankruptcies. Continued economic uncertainty subsequent to September 30, 2001 may result in a need for additional allowances for loan losses during the fourth quarter of 2001.

    The following table reflects the delinquency rates for the Company's total loan portfolio, credit card portfolio and non-credit card portfolio. An account is contractually delinquent if the minimum payment of principal or interest is not received by the specified due date. The overall delinquency rate as a percentage of total loans was 2.72% at September 30, 2001 compared with 2.53% at December 31, 2000.

Delinquent Loans:

	September 30, 2001		December 31, 2000
		% of Loans		% of Loans
($ in thousands)
Total Loans
Loans outstanding	$6,875,112		$6,905,608
Loans delinquent:
30-89 days	$120,564	1.75%	$124,069	1.80%
90 days or more & still accruing	66,164.97%		50,081	0.73%

Total delinquent loans	$186,728	2.72%	$174,150	2.53%

Nonaccrual loans	$25,756.37%		$14,839.21%

Credit Cards Loans
Loans outstanding	$2,029,281		$2,214,474
Loans delinquent:
30-89 days	$64,610	3.18%	$61,323	2.77%
90 days or more & still accruing	51,110	2.52%	41,976	1.90%

Total delinquent loans	$115,720	5.70%	$103,299	4.67%

Nonaccrual loans	—	—	—	—

Non-Credit Card Loans
Loans outstanding	$4,845,831		$4,691,134
Loans delinquent:
30-89 days	$55,954	1.16%	$62,746	1.34%
90 days or more & still accruing	15,054.31%		8,105.17%

Total delinquent loans	$71,008	1.47%	$70,851	1.51%

Nonaccrual loans	$25,756.53%		$14,839.32%

    The Company's policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other consumer loans are charged off when they become 120 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The amounts reflected as delinquent loans in the table above include loan principal amounts related to loans for which interest, principal or both are past due. On a managed loan basis, the total credit card delinquency rate was 4.90% at September 30, 2001 compared to 4.31% at December 31, 2000.

    The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. Net charge-offs for the Company's overall portfolio were $110.1 million for the nine months ended September 30, 2001 compared to $91.8 million for the same period in 2000. Net charge-offs as a percentage of average loans were 1.58% for the nine months ended

September 30, 2001 compared to 1.43% for the same period last year. This increase in net charge-offs reflects a $9 million charge-off related to the Company's agricultural loan portfolio resulting from a borrower's fraudulent activities. The allowance as a percentage of loans was 1.43% as of September 30, 2001 compared to 1.45% as of September 30, 2000.

    The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans.

Allowance for Loan Losses:

	For the Nine Months Ended September 30,
	2001		2000
($ in thousands)
Balance at January 1	$105,304		$106,484
Provision for loan losses	105,798		86,242
Addition due to acquisitions of loans	1,644		3,500
Reduction due to sales of loans	(4,472)		(6,389)
Loans charged off:
Credit card loans	(105,665)		(102,618)
All other loans	(20,325	)(1)	(6,565)
Loans recovered:
Credit card loans	13,203		15,269
All other loans	2,641		2,126

Total net charge-offs	(110,146)		(91,788)

Balance at September 30	$98,128		$98,049

Allowance as a percentage of loans	1.43%		1.45%

Total net charge-offs as a percentage of average loans	1.58%		1.43%

(1)
This amount includes a third quarter charge-off of $9 million resulting from fraudulent activities by a single agricultural borrower.

Capital Resources

    The Company's primary source of capital is its retained earnings. The Company has historically retained approximately 85% of net income in capital to fund growth of future operations and to maintain minimum capital standards.

    The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Total capital of the Company and its banking subsidiaries are divided into two tiers:

•
Core ("Tier 1") capital, which includes common equity, minority interests in consolidated subsidiaries, less goodwill and certain identifiable intangibles

•
Supplementary ("Tier 2") capital, which includes hybrid capital instruments, subordinated debt, capital notes, and portions of the allowance for loan losses

    In addition, for risk-based capital computations, the assets and certain off-balance sheet commitments of the Company and its banking subsidiaries are assigned to four risk-weighted categories based on the level of credit risk ascribed to such assets or commitments.

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures as calculated under regulatory accounting practices. These quantitative measures require the Company and its banking subsidiaries to maintain minimum amounts and ratios of Tier 1 and total capital (sum of Tier 1 and Tier 2 capital) to risk-weighted assets, and of Tier I capital to average assets. The Company and its banking subsidiaries' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

    As of September 30, 2001, the Company's banking subsidiaries are well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2001, that management believes have changed these categories. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the "well capitalized" category.

    The Company monitors its capital on a regular basis and performs necessary forecasts of capital needs based upon anticipated growth in loans and earnings. The Company and its banking subsidiaries have potential under current capital rules to increase their capital by the issuance of debt instruments including trust preferred securities and subordinated debt. The parent company receives dividends from its banking subsidiaries which are subject to regulatory restrictions.

    In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. In 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. A portion of these capital notes, along with a portion of the parent company's $15.6 million in capital notes outstanding as of September 30, 2001 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

Liquidity Management

    Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, and core deposit growth. The Company's Asset and Liability Committee is responsible for monitoring the current and forecasted balance sheet structures to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources. Given the resulting uncertainty in the economy since the second quarter of 2001 and the events of September 11, 2001, the Company has experienced modest levels of deposit and loan growth.

    The Company continues to place a priority on obtaining retail consumer deposits as its primary source of funding. This strategy is being supported by the Company's entry into the Dallas, Texas, and Denver, Colorado market places. The Company holds the largest market share for total deposits in many of the Nebraska communities which it serves including Omaha, Fremont, Columbus, Kearney, David City, North Platte and Chadron. It also holds the largest market share in Fort Collins, Colorado and most communities which it serves in South Dakota. The Company places in the top three for market share for deposit volume generated in Overland Park, Kansas, Greeley and Boulder, Colorado and Bellevue, Alliance, Beatrice and Scottsbluff, Nebraska.

    The Company has access to a variety of other funding sources to augment the total funding needs of the Company. Management evaluates the availability of its other funding sources on a regular basis. These other sources include securities sold under repurchase agreements, federal funds purchased, credit card-backed securitizations, Federal Home Loan Bank advances, other debt agreements and subordinated capital notes. Certain funding sources, such as Federal Home Loan Bank advances, are more readily accessible through collateralized borrowing arrangements and provide greater flexibility in funding opportunities. Furthermore, the Company's investment portfolio is primarily comprised of U.S. Treasury and U.S. Agency securities. These securities are highly marketable and represent a source of collateral for additional liquidity needs.

    The Company utilizes credit card-backed securitization vehicles to assist in its management of liquidity, interest rate risk and capital. At September 30, 2001 and December 31, 2000, $1.6 billion and $1.4 billion, respectively, of the Company's managed credit card portfolio was securitized. Of the $1.6 billion outstanding as of September 30, 2001, $850 million was issued in two term securitization series, and $780 million was outstanding through five conduit securitization facilities. These facilities had $273 million in unused lines available for liquidity management purposes at September 30, 2001, which increased from $130 million in unused lines available at December 31, 2000. Furthermore, the Company had outstanding Federal Home Loan Bank advances of $298.1 million as of September 30, 2001 and $189.3 million as of December 31, 2000 with an additional borrowing capacity of $472.6 million at September 30, 2001. The Company had $36 million and $23 million at September 30, 2001 and December 31, 2000, respectively, outstanding under a $125 million syndicated revolving credit facility. On October 5, 2001, the entire outstanding balance of $36 million under this credit facility was paid. In June 2001, the Company entered into two new short-term lines of credit for a combined availability of $15 million. As of September 30, 2001, $5 million was outstanding under these new lines. This amount was also paid on October 5, 2001.

    On September 7, 2001, the Company entered into an agreement to acquire the outstanding stock of Castle Bancgroup, Inc. The proposed purchase price of $81.7 million would be funded by existing or new lines of credit. This acquisition is scheduled to close during the first quarter of 2002.

Item 3.  Market Risk

    The Company's primary component of market risk is interest rate volatility. It is the goal of the Company to maximize profits while effectively managing, rather than eliminating, interest rate risk. The primary measure used to analyze and manage interest rate risk is net interest income simulation modeling.

    The Company uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both upward and downward interest rate shifts over a simulation period. These interest rate shifts are applied to a projected balance sheet for the simulation period.

    The targeted Federal Funds rates have decreased from 6.50% at December 31, 2000 to 3.00% at September 30, 2001 which resulted in the rapid compression of net interest margin during the first seven months of 2001. In response to these unusual market conditions, the Company has improved its modeling techniques and strategic planning to consider expanded interest rate scenarios. Additionally, the asset-liability management process is being further enhanced to consider changes in pricing and other strategies used by management for the retention of loan and deposit customers in a volatile rate environment. Management has also taken actions to reduce interest rate risk by adjusting the maturities of new and renewed certificates of deposit and increasing the use of LIBOR-based floating sources of wholesale funding including credit card securitizations.

    The improvement in the net interest margin in the third quarter of 2001 as compared to the first half of the year is indicative of the effectiveness of management's strategies to address the rapid decrease in market interest rates that has occurred during the nine months ended September 30, 2001. Sensitivity to further interest rate reductions has been reduced since the Company's variable rate credit card loans reached their minimum contractual interest rate floors by the third quarter of 2001. Management continues to evaluate alternatives for managing interest rate risk in a volatile interest rate market.

Part II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5:

  Not applicable or negative response.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits	3(i)		Amended and Restated Articles of Incorporation of the parent company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997
	3(ii	)	Amended and Restated Bylaws of the parent company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997
4
Fiscal and Paying Agency Agreement entered into in connection with the issuance of $75 million of Subordinated Notes by First National Bank of Omaha (the "Bank") dated December 7, 1995 between the Bank as "Issuer" and the Bank as "Fiscal and Paying Agent" incorporated by reference to the Company's Report on Form 8-K, filed December 12, 1995.
	10(a	)
Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner and Amendment to Deferred Compensation and Consultative Services Agreement between the Bank and F. Phillips Giltner, incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
	10(b	)	Management Incentive Plan, incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
	10(c	)
Employment Contract between the parent company and Bruce R. Lauritzen, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
	10(d	)	First National Bank of Omaha Senior Management Stock Option Plan, incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
	10(e	)	First National Bank of Omaha Senior Management Option Plan, incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(b) Reports on Form 8-K
On September 12, 2001, the registrant filed a press release on report Form 8-K, Item 5, announcing the execution of a definitive Agreement and Plan of Merger for the acquisition of Castle Bancgroup, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA, INC.
By:	/s/ TIMOTHY D. HART Timothy D. Hart Secretary and Treasurer, Principal Accounting and Financial Officer	Date:	November 7, 2001

QuickLinks

Part I. FINANCIAL INFORMATION
  Part I. Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Market Risk
Part II. OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES