Form 10-K405
period 2001-12-31
FIRST NATIONAL OF NEBRASKA INC
filed 2002-03-25
CIK 36725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One	)
[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001, or
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 03502.

First National of Nebraska, Inc. (Exact name of registrant as specified in its charter)
Nebraska (State or other jurisdiction of incorporation or organization)	47-0523079 (I.R.S. Employer Identification No.)
One First National Center Omaha, NE (Address of principal executive offices)	68197 (Zip Code)
Registrant's telephone number, including area code	(402) 341-0500
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

Yes         X         No                     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         X

As of March 5, 2002, the aggregate market value of the voting shares held by nonaffiliates of the registrant was $304,529,800.

The number of outstanding shares of the registrant's common stock, as of March 5, 2002 was 334,500.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents have been incorporated by reference into this Form 10-K as indicated below:

Proxy statement of the registrant for the Company's 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission (Part III).

TABLE OF CONTENTS

10-K Requirement	Description	Page

Part I
Item I	Business
	The Company	1-3, 11, 34
	Competition	34, 42
	Banking Subsidiaries	53
	Regulation	25-26, 34
	Employees	34
	Consolidated Average Balance Sheets	54-55
	Interest Rates and Differential	54-55
	Interest Rate and Volume Changes	56
Investment Portfolio
	Securities Portfolio	14-15
	Securities Maturities	14-15
	Loan Portfolio	16-19, 38-41, 57-59
	Maturities and Sensitivities of Loans to Changes in Interest Rates	57
	Summary of Loan Loss Experience	17-18, 41, 59
Risk Elements
	Nonaccrual, Restructured and Past Due Loans	40-41, 58
	Potential Problem Loans	58
	Foreign Outstandings	None***
	Loan Concentrations	None***
	Other Interest-Bearing Assets	None***
	Deposits	60
	Return on Equity and Assets	5, 46
	Short-term Borrowings	60
Item 2	Properties	53
Item 3	Legal Proceedings	None***
Item 4	Submission of Matters to a Vote of Security Holders	None***
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	46
Item 6	Selected Financial Data	46
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operation	1-3, 34-44
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8	Financial Statements and Supplementary Data	6-33, 45
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None***
Part III
Item 10	Directors and Executive Officers of the Registrant	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management	61****
Item 13	Certain Relationships and Related Transactions	*
Part IV
Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	62**

*
First National of Nebraska's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.
**
These documents are filed as part of this report and are either attached hereto or incorporated by reference to documents previously filed with the Securities and Exchange Commission as exhibits.
***
None indicates that there is no disclosure with respect to the matter that is required to be included in this Annual Report on Form 10-K.
****
This information is filed as part of this report or incorporated by reference to First National of Nebraska's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

First National of Nebraska, Inc.

2001 Annual Report

To Stockholders

First National had a satisfactory year in 2001 given the challenges of the recession and the terrorist war. Net income was $80,839,000 which was a 10.4% return on average equity. Both numbers are down from historic standards and below our goals and expectations.

The economic deterioration began early in 2001 and led to recession by summer further deepening after the terrorist attacks on September eleventh.

As consumers felt the recession, First National's large credit card portfolio showed increasing delinquencies and resulting charge-offs. Our provision for loan losses on a managed loan basis increased $76,490,000 to $252,851,000. As the recession lingers, we expect to continue providing additional reserves to the allowance for loan losses in 2002.

In order to boost the economy during 2001, the Federal Reserve reduced interest rates eleven times; the most significant one-year drop in history. At First National the vast majority of our loans float with interest rate indexes, while our certificates of deposit are fixed for an average life of nine months. During the first half of 2001 we experienced a substantial decline in our net interest margin as a result of these rapid rate reductions.

Management's Discussion and Analysis beginning on page 34 gives a complete explanation of how the increased delinquencies and charge-offs, and the reduced net interest margin adversely impacted our earnings.

Expansion

In spite of the recession's dampening effects, First National showed good growth. Managed assets grew $814,000,000, reaching a record high of $11,590,283,000. Total revenue set a new high of $1,296,403,000. Noninterest income (which includes securitization income) has grown dramatically; from $303.9 million in 1999, to $436.8 million in 2000, and to $491.8 million in 2001. That is 62% growth in the last 24 months.

During 2001, First National acquired 21 credit card portfolios. First National Bank of Colorado opened new branches in Westminster and in the Qwest Tower on 17th Street in downtown Denver. In July, the Frisco, Texas office of First National Bank of Omaha was completed. Cornerstone Mortgage Company opened new offices in Conroe and Sugar Land, Texas and Fort Collins, Loveland and Broomfield, Colorado.

In January 2002 First National acquired Castle BancGroup, Inc., the parent company of Castle Bank, N.A., headquartered in DeKalb, Illinois. Castle serves customers through 10 banking offices located in four counties just west of suburban Chicago. On December 31, 2001 Castle had consolidated assets of $583,400,000 making this the largest acquisition in the Company's history.

Looking ahead, the major commitments we are making in people, software, equipment, facilities, and marketing are investments in the future. They have had and will continue to have a short-term adverse impact on our earnings.

However, I believe that these commitments will help us to fulfill our vision.

The First National vision is to be a significant regional banking company which is able to compete nationally with certain niche products. This will be accomplished by providing our customers with "Quality Products and Superior Service."

Two thousand one was a challenging year, for us and for our Nation. I want to thank our customers, shareholders, and 6,200 associates located throughout the United States who have supported the First National family of companies. We look forward to creating a strong long-term future.

Bruce R. Lauritzen

First National of Nebraska and Subsidiaries
Performance Trends

($ in millions)

*Reported assets or loans plus securitized credit card loans and credit card loans serviced for related parties

First National of Nebraska and Subsidiaries
Financial Highlights

	Years ended December 31,
	2001	2000	1999	1998	1997

($ in thousands except per share data)
Total managed assets (1)	$11,590,283	$10,776,352	$9,292,488	$8,921,837	$8,363,021
Total reported assets	$9,752,261	$9,283,314	$8,560,444	$8,187,815	$7,332,021
Net income	$80,839	$105,477	$92,361	$86,492	$75,187
Stockholders' equity	$817,056	$750,203	$650,474	$584,303	$510,057
Allowance for loan losses	$118,526	$105,304	$106,484	$121,877	$128,990

(1) Reported assets plus securitized credit card loans and credit card loans serviced for related parties

Per share data:
Basic earnings	$244.42	$315.33	$276.02	$258.19	$220.68
Diluted earnings	$241.67	$315.33	$276.02	$258.19	$220.68
Dividends	$47.09	$46.47	$38.72	$35.00	$33.76
Stockholders' equity	$2,442.62	$2,242.76	$1,943.91	$1,744.19	$1,522.56

Profit ratios:
Return on average equity	10.4%	15.4%	15.1%	15.7%	15.2%
Return on average assets	.9%	1.2%	1.2%	1.2%	1.1%

First National Bank, Fort Collins, Colorado

First National of Nebraska and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	2001	2000

(in thousands except share and per share data)
Assets
Cash and due from banks	$530,586	$430,091
Federal funds sold and other short-term investments	221,107	385,360

Total cash and cash equivalents	751,693	815,451
Investment securities:
Available-for-sale (amortized cost $304,555 and $814,458)	306,237	813,398
Held-to-maturity (fair value $1,230,343 and $203,127)	1,216,064	201,253
Federal Home Loan Bank stock and other securities, at cost	33,806	24,843

Total investment securities	1,556,107	1,039,494
Loans	6,977,104	6,926,199
Less: Allowance for loan losses	118,526	105,304
Unearned income	23,575	20,591

Net loans	6,835,003	6,800,304
Premises and equipment, net	184,647	164,410
Other assets	424,811	463,655

Total assets	$9,752,261	$9,283,314

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$1,227,196	$954,665
Interest-bearing	6,863,577	6,893,284

Total deposits	8,090,773	7,847,949
Federal funds purchased and securities sold under repurchase agreements	157,767	156,805
Federal Home Loan Bank advances	300,930	189,325
Other borrowings	157,556	91,098
Other liabilities	135,264	154,340
Capital notes	92,915	93,594

Total liabilities	8,935,205	8,533,111
Contingencies and commitments
Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	811,805	746,718
Accumulated other comprehensive income (loss)	1,067	(699)

Total stockholders' equity	817,056	750,203

Total liabilities and stockholders' equity	$9,752,261	$9,283,314

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries
Consolidated Statements of Income

	For the years ended December 31,
	2001	2000	1999

(in thousands except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$724,953	$755,032	$694,073
Interest on securities:
Taxable interest income	63,410	63,890	65,504
Nontaxable interest income	1,696	1,912	1,191
Interest on federal funds sold and other short-term investments	14,501	16,361	9,557

Total interest income	804,560	837,195	770,325

Interest expense:
Interest on deposits	326,942	351,315	284,482
Interest on federal funds purchased and securities sold under repurchase agreements	5,515	9,847	8,394
Interest on Federal Home Loan Bank advances	13,499	10,482	7,162
Interest on other borrowings	6,263	5,069	391
Interest on capital notes	7,080	7,168	7,104

Total interest expense	359,299	383,881	307,533

Net interest income	445,261	453,314	462,792
Provision for loan losses	166,895	131,073	144,573

Net interest income after provision for loan losses	278,366	322,241	318,219
Noninterest income:
Processing services	246,435	202,458	161,148
Credit card securitization income	98,281	58,859	40,166
Deposit services	35,427	32,584	27,865
Trust and investment services	24,204	22,165	22,980
Gain on sale of mortgage loans	23,862	8,569	10
Gain on sale of subsidiary	—	59,414	—
Miscellaneous	63,634	52,793	51,751

Total noninterest income	491,843	436,842	303,920

Noninterest expense:
Salaries and employee benefits	293,483	264,449	216,263
Marketing, communications and supplies	80,481	83,082	63,763
Professional services	59,045	33,346	25,543
Equipment rentals, depreciation and maintenance	54,538	55,375	50,637
Net occupancy expense of premises	44,148	43,290	30,554
Processing expense	34,113	35,269	27,661
Goodwill and other intangibles amortization	21,679	26,898	21,460
Loan servicing expense	20,620	23,072	24,683
Miscellaneous	27,596	29,338	19,264

Total noninterest expense	635,703	594,119	479,828

Income before income taxes	134,506	164,964	142,311
Income tax expense (benefit):
Current	10,839	70,324	50,059
Deferred	42,828	(10,837)	(109)

Total income tax expense	53,667	59,487	49,950

Net income	$80,839	$105,477	$92,361

Basic earnings per common share	$244.42	$315.33	$276.02

Diluted earnings per common share	$241.67	$315.33	$276.02

Basic common shares outstanding	330,740	334,500	334,622

Diluted common shares outstanding	334,500	334,500	334,622

Cash dividends declared per common share	$47.09	$46.47	$38.72

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2001	2000	1999

(in thousands)
Net Income	$80,839	$105,477	$92,361
Other comprehensive income (loss), before tax:
Net unrealized holding gains (losses) on available-for-sale securities	7,210	17,419	(17,415)
Less: Reclassification adjustment for net gains realized in net income	4,468	2,070	888

Other comprehensive income (loss), before tax	2,742	15,349	(18,303)
Less: Income tax expense (benefit) for other comprehensive income	976	5,552	(6,645)

Other comprehensive income (loss), net of tax	1,766	9,797	(11,658)

Comprehensive income	$82,605	$115,274	$80,703

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2001, 2000 and 1999

	Common Stock ($5 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Employee Stock Trust	Total Stockholders' Equity

(in thousands except per share data)
Balance, January 1, 1999	$1,675	$2,515	$578,951	$1,162	$—	$584,303
Net Income	—	—	92,361	—	—	92,361
Repurchase of common stock	(2)	(4)	(1,568)	—	—	(1,574)
Net unrealized depreciation on securities available-for-sale, net of tax	—	—	—	(11,658)	—	(11,658)
Cash dividends - $38.72 per share	—	—	(12,958)	—	—	(12,958)

Balance, December 31,1999	1,673	2,511	656,786	(10,496)	—	650,474
Net Income	—	—	105,477	—	—	105,477
Net unrealized appreciation on securities available-for-sale, net of tax	—	—	—	9,797	—	9,797
Purchase shares for employee stock trust	—	—	—	—	4,901	4,901
Change in employee stock trust obligation	—	—	—	—	(4,901)	(4,901)
Cash dividends - $46.47 per share	—	—	(15,545)	—	—	(15,545)

Balance, December 31, 2000	1,673	2,511	746,718	(699)	—	750,203
Net Income	—	—	80,839	—	—	80,839
Net unrealized appreciation on securities available-for-sale, net of tax	—	—	—	1,766	—	1,766
Purchase shares for employee stock trust	—	—	—	—	1,036	1,036
Sale of shares from employee stock trust	—	—	—	—	(301)	(301)
Change in employee stock trust obligation	—	—	—	—	(735)	(735)
Cash dividends - $47.09 per share	—	—	(15,752)	—	—	(15,752)

Balance, December 31, 2001	$1,673	$2,511	$811,805	$1,067	$—	$817,056

See Notes to Consolidated Financial Statements

First National of Nebraska and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2001	2000	1999

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$80,839	$105,477	$92,361
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	166,895	131,073	144,573
Depreciation and amortization	51,065	70,581	55,381
Provision for deferred taxes	42,828	(10,837)	(109)
Origination of mortgage loans for resale	(1,895,942)	(673,813)	(132,466)
Proceeds from the sale of mortgage loans for resale	1,746,495	654,769	142,921
Gain on sale of subsidiary	—	(59,414)	—
Other asset and liability activity, net	(39,752)	148	(168,713)

Net cash flows from operating activities	152,428	217,984	133,948
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received (1)	(2,380)	(32,907)	(20,539)
Net cash received from sale of subsidiary	—	57,810	—
Maturities of securities available-for-sale	653,824	182,744	202,169
Sales of securities available-for-sale	440,128	20,418	200,035
Purchases of securities available-for-sale	(581,150)	(32,920)	(518,571)
Maturities of securities held-to-maturity	1,607,808	70,989	266,526
Purchases of securities held-to-maturity	(2,609,923)	(91,643)	(7,343)
Redemptions of FHLB stock and other securities	—	17,636	163
Purchases of FHLB stock and other securities	(9,066)	(264)	(24,475)
Net change in loans	(288,759)	(1,286,639)	(567,210)
Credit card securitization activities, net	351,484	775,995	(1,978)
Purchases of loan portfolios	(122,805)	(165,688)	(48,586)
Purchases of premises and equipment	(66,636)	(55,471)	(41,372)
Other, net	7,065	2,927	3,178

Net cash flows from investing activities	(620,410)	(537,013)	(558,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	242,824	804,462	(84,414)
Assumption of deposits, net	—	—	39,712
Net change in federal funds purchased and securities sold under repurchase agreements	962	(184,680)	(17,490)
Issuance of FHLB advances	199,716	420,316	452,267
Principal repayments on FHLB advances	(88,111)	(603,068)	(111,725)
Issuance of other borrowings	1,185,583	661,994	10,286
Principal repayments on other borrowings	(1,120,319)	(602,936)	(11,032)
Principal repayments on capital notes	(679)	(795)	(794)
Repurchase of common stock	—	—	(1,574)
Cash dividends paid	(15,752)	(15,545)	(12,958)

Net cash flows from financing activities	404,224	479,748	262,278

Net change in cash and cash equivalents	(63,758)	160,719	(161,777)
Cash and cash equivalents at beginning of year	815,451	654,732	816,509

Cash and cash equivalents at end of year	$751,693	$815,451	$654,732

Cash paid during the year for:
Interest	$377,038	$368,455	$310,471
Income taxes	$29,522	$50,933	$52,632
Non-cash investing and financing activities:
Consideration for business acquisitions	$—	$5,000	$2,319

See Notes to Consolidated Financial Statements

(1)
During 2001, the non-cash assets and assumed liabilities of acquired companies were immaterial. During 2000, companies were acquired with non-cash assets of $103.8 million and liabilities of $65.9 million. During 1999, companies were acquired with non-cash assets of $214.0 million and liabilities of $191.2 million.

First National of Nebraska and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation  -  The consolidated financial statements of First National of Nebraska, Inc. and subsidiaries (the Company) include the accounts of the parent company; its 99.68% owned subsidiary, First National Bank of Omaha and subsidiaries (the Bank); its wholly-owned other banking subsidiaries; and its nonbanking subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Nature of Business  -  The Company is a Nebraska-based interstate financial holding company whose primary assets are its banking subsidiaries. The banking subsidiaries are principally engaged in consumer, commercial, real estate and agricultural lending and retail deposit activities. The Company also has subsidiaries which provide merchant credit card processing and other services.

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

Use of Estimates  -  In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents  -  For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with original maturities of three months or less.

Securities  -  Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses on a net-of-tax basis excluded from earnings and reported in other comprehensive income. Federal Home Loan Bank stock and other securities are not actively traded and do not have readily determinable fair values, therefore, these securities are reported at cost.

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

Loans Held for Sale  -  Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Leases  -  Equipment acquired with no outside financing is leased to customers under direct financing lease arrangements. The net investment in direct financing leases is the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income is recognized as interest income over the terms of the leases by methods that approximate the level yield method.

Allowance for Loan Losses  -  The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Additions to the allowance are made through increases in the provision for loan losses. Charge-offs are deducted from the allowance, and subsequent recoveries are added. Methods for measuring the appropriate level of the allowance for non-credit card loans include the application of estimated loss factors to outstanding loans and certain unused commitments based on internal risk classifications of such loans and commitments. Additionally, impairment for larger non-consumer loans is measured and recognized to the extent that the recorded investment of an impaired loan exceeds its value either based on the fair value of the loan's underlying collateral less costs to sell, the calculated present value of projected cash flows discounted at the contractual effective interest rate, or the loan's observable fair value. For credit card loans, management estimates losses inherent in the portfolio based on a model which tracks historical loss experience on delinquent accounts and charge-offs, net of estimated recoveries, due to bankruptcies, deceased cardholders and account settlements. In addition to these methods of measurement, management also considers other factors such as general economic and business conditions affecting key lending areas, credit concentrations and credit quality trends. Since the evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty, the measurement of the overall allowance is subject to estimation risk, and the amount of actual losses can vary significantly from the estimated amounts. The Company's measurement methods incorporate comparisons between recent experience and historical rates to reduce differences between estimated and actual losses. The allowance for loan losses is allocated to different parts of the loan portfolio based on the Company's measurement processes for internal analytical purposes only. The entire allowance is available to absorb probable credit losses in the Company's total loan portfolio.

Premises and Equipment  -  Premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases. Land is carried at cost.

Credit Card Securitizations  -  The Company sells credit card loans which are converted into securities and sold to investors, a process referred to as securitization. In conjunction with these securitizations, the Company retains servicing rights and an interest in residual cash flows, known as interest-only strips ("IO strips") which are classified in other assets. Since the Company receives adequate compensation relative to current market servicing rates, a servicing asset or liability is not generally recognized in a credit card securitization. Gain or loss on the sale of credit card loans depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company uses its best estimates for fair value based on the present value of future expected cash flows using assumptions for credit losses, prepayment speeds and discount rates commensurate with the risks involved. Interest-only strips are measured like investments in debt securities classified as trading under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Changes in fair value of the IO strips are recorded as a component of credit card securitization income.

Mortgage Servicing Rights  -  Servicing rights resulting from mortgage loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment periodically, based on fair value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. These fees are reported net of the amortization of related servicing rights. Costs of servicing mortgage loans are charged to expense as incurred.

Securities Sold Under Repurchase Agreements  -  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Income Taxes  -  The Company files consolidated federal and state tax returns. Taxes of the subsidiaries, computed on a separate return basis, are remitted to the parent company. Under the liability method used to calculate income taxes, the Company provides deferred taxes for differences between the financial statement carrying amounts and tax bases of existing assets and liabilities by applying currently enacted statutory tax rates which are applicable to future periods.

Intangible Assets  -  Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with merger and acquisition transactions. Goodwill is amortized on a straight-line basis over periods ranging up to 25 years. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized over periods not exceeding 10 years using straight-line and accelerated methods, as appropriate. Purchased credit card relationships represent the intangible value of acquired credit card relationships and are amortized over 15 years using an accelerated method.

The Company periodically assesses the recoverability of intangible assets by reviewing such assets whenever events or changes in circumstances indicate that the book value may not be recoverable. An impairment is recognized when undiscounted cash flows of assets are estimated to be insufficient to recover their related carrying value.

Fair Values of Financial Instruments  -  Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. The Company assumes that the carrying amount of cash and short-term financial instruments approximates their fair value.

Trust Assets  -  Property (other than cash deposits) held by banking subsidiaries in fiduciary or agency capacities for their customers is not included in the accompanying consolidated statements of financial condition since such items are not assets of the Company.

Earnings Per Share  -  Basic net earnings per common share ("EPS") is computed using the weighted average number of shares of common stock outstanding during the period. This calculation does not include outstanding common shares held in trust for the Company's executive deferred compensation plan and employee stock trust plan.

Diluted EPS is computed using the weighted average number of shares of common stock outstanding calculated for basic EPS, plus the dilutive effect of the contingently issuable shares of common stock held in trust for the Company's executive deferred compensation plan and employee stock trust plan.

Other  -  Certain reclassifications were made to prior years' financial statements to conform them to the classifications used in 2001. These reclassifications had no effect on net income or total assets.

B.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent.

Available-for-sale

The amortized cost of available-for-sale securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in thousands)
2001
U.S. Government obligations	$274,888	$1,414	$(21)	$276,281
Obligations of states and political subdivisions	3,500	—	(223)	3,277
Mortgage-backed securities	25,168	503	—	25,671
Other securities	999	9	—	1,008

Total securities available-for-sale	$304,555	$1,926	$(244)	$306,237

2000
U.S. Government obligations	$766,885	$1,401	$(2,183)	$766,103
Obligations of states and political subdivisions	3,500	—	—	3,500
Mortgage-backed securities	42,052	177	(324)	41,905
Other securities	2,021	2	(133)	1,890

Total securities available-for-sale	$814,458	$1,580	$(2,640)	$813,398

1999
U.S. Government obligations	$924,897	$89	$(15,366)	$909,620
Obligations of states and political subdivisions	3,500	—	—	3,500
Mortgage-backed securities	52,530	14	(1,197)	51,347
Other securities	7,016	2	(36)	6,982

Total securities available-for-sale	$987,943	$105	$(16,599)	$971,449

The following table presents the amortized cost and fair value by the contractual maturity of available-for-sale debt securities held on December 31, 2001 as well as the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate). Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

	Amortized Cost	Fair Value	Weighted Average Yield

($ in thousands)
U.S. Government obligations
Due in one year or less	$236,430	$237,069	2.64%
Due after one year through five years	38,458	39,212	4.33%
Due after five years through ten years	—	—	—
Due after ten years	—	—	—

Total	$274,888	$276,281	2.88%

Obligations of states and political subdivisions
Due in one year or less	$—	$—	—
Due after one year through five years	525	520	10.71%
Due after five years through ten years	1,090	1,014	11.11%
Due after ten years	1,885	1,743	11.81%

Total	$3,500	$3,277	11.43%

Other securities
Due in one year or less	$995	$1,004	7.41%
Due after one year through five years	—	—	—
Due after five years through ten years	—	—	—
Due after ten years	4	4	—

Total	$999	$1,008	7.38%

Gross realized gains on sales of available-for-sale securities were $4.5 million in 2001, $2.1 million in 2000 and $.9 million in 1999. The proceeds from sales of available-for-sale securities were $440 million, $20 million and $200 million for 2001, 2000 and 1999, respectively.

Held-to-maturity

The amortized cost of held-to-maturity securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in thousands)
2001
U.S. Government obligations	$1,058,723	$13,633	$(1,603)	$1,070,753
Obligations of states and political subdivisions	26,859	470	(13)	27,316
Mortgage-backed securities	129,932	2,084	(292)	131,724
Other securities	550	—	—	550

Total securities held-to-maturity	$1,216,064	$16,187	$(1,908)	$1,230,343

2000
U.S. Government obligations	$117,816	$628	$(11)	$118,433
Obligations of states and political subdivisions	32,086	232	(39)	32,279
Mortgage-backed securities	50,894	1,102	(38)	51,958
Other securities	457	—	—	457

Total securities held-to-maturity	$201,253	$1,962	$(88)	$203,127

1999
U.S. Government obligations	$124,731	$7	$(732)	$124,006
Obligations of states and political subdivisions	34,945	66	(292)	34,719
Mortgage-backed securities	19,280	7	(274)	19,013
Other securities	450	—	—	450

Total securities held-to-maturity	$179,406	$80	$(1,298)	$178,188

The following table presents the amortized cost and fair value by the contractual maturity of held-to-maturity debt securities held on December 31, 2001 as well as the weighted average yield for each range (stated on a taxable equivalent basis assuming a 35% marginal tax rate).

	Amortized Cost	Fair Value	Weighted Average Yield

($ in thousands)
U.S. Government obligations
Due in one year or less	$226,875	$228,210	2.74%
Due after one year through five years	831,848	842,543	4.41%
Due after five years through ten years	—	—	—
Due after ten years	—	—	—

Total	$1,058,723	$1,070,753	4.05%

Obligations of states and political subdivisions
Due in one year or less	$5,817	$5,857	6.56%
Due after one year through five years	14,161	14,513	7.06%
Due after five years through ten years	3,513	3,576	7.42%
Due after ten years	3,368	3,370	9.59%

Total	$26,859	$27,316	7.31%

Other securities
Due in one year or less	$400	$400	6.50%
Due after one year through five years	50	50	7.80%
Due after five years through ten years	100	100	3.00%
Due after ten years	—	—	—

Total	$550	$550	5.98%

Available-for-sale and held-to-maturity securities totaling $789.2 million and $677.9 million, at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes as required or permitted by law.

C.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants individual consumer, commercial, agricultural, and real estate loans to its customers. It is diversified in its lending by providing financing to a variety of borrowers throughout the Company's operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa, Minnesota, Wisconsin and Texas. The majority of credit card loans are to customers located in the central part of the United States.

The following table reflects the diversification of the lending activities for loans at December 31:

	2001	2000

(in thousands)
Credit card (1)	$1,992,199	$2,214,474
Commercial and financial	1,134,257	1,159,850
Real estate - residential (2)	802,769	629,740
Real estate - commercial	762,043	781,011
Individual consumer	747,421	706,130
Agricultural	682,600	663,422
Real estate - construction and land development (3)	649,786	546,405
Real estate - agricultural	109,167	105,649
Lease financing (4)	80,389	101,988
Other	16,473	17,530

Gross loans	6,977,104	6,926,199
Less:
Allowance for loan losses	118,526	105,304
Unearned income	23,575	20,591

Net loans	$6,835,003	$6,800,304

(1)
Reported amounts do not include credit card loans that have been securitized and credit card loans sold to and serviced for related parties of $1.8 billion and $1.5 billion at December 31, 2001 and 2000, respectively. The Company acquired 21 credit card loan portfolios totaling $112.2 million throughout 2001.
(2)
Includes loans held for sale of $270.6 million and $65.1 million at December 31, 2001 and 2000, respectively.
(3)
Real estate - construction and land development at December 31, 2001 was comprised of the following (comparable prior year information was not available):
2001

(in thousands)
Commercial construction	$255,522
Residential land development	124,218
Commercial land development	100,336
Multi-family construction	83,375
Residential construction	86,335

Real estate - construction and land development	$649,786

(4)
Lease financing at December 31 was comprised of the following:
	2001	2000

(in thousands)
Direct financing leases:
Lease payments receivable	$65,848	$85,829
Estimated residual value of equipment	14,541	16,159

	80,389	101,988
Less unearned income	9,734	14,172

Net leases	$70,655	$87,816

At December 31, 2001, minimum lease financing payments receivable for each of the five succeeding years are approximately: $19.4 million for 2002; $18.0 million for 2003; $13.3 million for 2004; $7.4 million for 2005; and $3.4 million for 2006.

In addition to loans owned by the Company, credit card loans securitized and managed by the Company totaled $1.8 billion and $1.4 billion at December 31, 2001 and 2000, respectively. Credit card loan participations sold to banks owned by controlling shareholders of the Company and serviced by the Company were $81 million at December 31, 2001 and 2000. Non-credit card loan participations sold to banks owned by controlling shareholders of the Company were $21.0 million and $19.5 million, respectively, at December 31, 2001 and 2000. Non-credit card loan participations of $35.9 million and $50.8 million were also purchased from companies owned by controlling shareholders at December 31, 2001 and 2000, respectively. Loans to subsidiary bank directors and their associated entities were made in the ordinary course of business and approximate $44.0 million and $47.9 million at December 31, 2001 and 2000, respectively. Mortgage loans serviced for others totaled $944.9 million and $604.5 million, respectively, at December 31, 2001 and 2000.

The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. The allowance for loan losses also includes provisions for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan."

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2001	2000	1999

(in thousands)
Balance beginning of year	$105,304	$106,484	$121,877
Provision for loan losses	166,895	131,073	144,573
Addition due to acquisitions of loans	2,245	3,518	3,054
Reduction due to sales of loans	(5,928)	(12,210)	—
Loans charged off	(171,455)	(146,306)	(191,257)
Loans recovered	21,465	22,745	28,237

Total net charge-offs	(149,990)	(123,561)	(163,020)

Balance end of year	$118,526	$105,304	$106,484

Credit card loans are predominately unsecured, and the allowance for potential losses associated with these loans has been established accordingly. Non-credit card loans are generally secured by underlying real estate, business assets, personal property and personal guarantees. The amount of collateral obtained is based upon management's evaluation of the borrower.

A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with the loan's contractual terms. Certain loans, such as loans held for sale or small-balance homogeneous loans (e.g. credit card, home mortgages and installment credit) are exempt from impairment determinations for disclosure purposes. Impairment is recognized to the extent that the recorded investment of an impaired loan exceeds its value either based on the fair value of the loan's underlying collateral less costs to sell, the calculated present value of projected cash flows discounted at the contractual effective interest rate, or the loan's observable fair value. As of December 31, 2001, 2000 and 1999 and for each of the three years then ended, the Company's recorded investment in impaired loans and associated interest income was immaterial.

D.  CREDIT CARD ACTIVITIES

The Company sells credit card loans which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card loans, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities and receives annual servicing fees, which are classified in processing services income. The average servicing fee is approximately two percent of the outstanding balances of the credit card loans securitized. The Company also retains rights to future cash flows arising after investors have received the return for which they are entitled. These retained interests are known as interest-only strips ("IO strips") and are subordinate to investor's interests. The value of the IO strips are subject to credit, prepayment and interest rate risks on the loans sold. The investors have no recourse to the Company's assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

As of December 31, 2001 and 2000, managed credit card loan balances (those held by the Company in its portfolio, those sold to investors through securitizations and those sold to related parties with servicing retained) were $3.8 billion and $3.7 billion, respectively. The following table reflects the balance sheet impact of the Company's credit card securitizations and the delinquencies and the net charge-offs for the managed credit card loan portfolio. An account is considered contractually delinquent if the minimum payment is not received by the specified due date.

	2001	2000

($ in thousands)
Credit card loans
Credit card loan portfolio included on the balance sheet	$1,992,199	$2,214,474
Securitized credit card loans sold to investors and removed from the reported balance sheet	1,757,022	1,412,038
Credit card loans sold to and serviced for related parties and removed from the reported balance sheet	81,000	81,000

Total managed credit card loan portfolio at December 31	$3,830,221	$3,707,512
Delinquent loans in the managed credit card loan portfolio at December 31
30-89 days	$111,035	$93,877
90 days or more and still accruing	$84,640	$63,109
Total net charge-offs on the managed credit card loan portfolio for the year ended December 31	$219,217	$164,911
Annual average credit card loans
Reported credit card loans	$2,130,788	$2,253,450
Securitized credit card loans	1,531,470	913,006
Credit card loans sold to and serviced for related parties	81,000	81,000

Total annual average managed credit card loan portfolio	$3,743,258	$3,247,456
Total net charge-offs as a percentage of annual average managed loans	5.86%	5.08%

At the time the Company enters into a securitization, an IO strip asset is recognized and the resulting gain on sale is recorded in noninterest income as a component of credit card securitization income. During the revolving period of a credit card securitization, additional gains are recognized as additional credit card loans are sold. The IO strips are paid down as payments are received on the securitized credit card loans. For the years ended December 31, 2001 and 2000, the Company recognized pretax gains of $72.8 million and $43.4 million, respectively, which are reflected as a component of credit card securitization income.

Because the IO strips are carried at fair value, certain estimates are used in determining the fair value of IO strips, including net revenues, prepayment speeds, weighted-average loan lives and the discount rate. The components of net revenues, which are estimated, include finance charge and a portion of fee revenue generated by the securitized loans in excess of interest paid to investors, related net credit losses and the cost of servicing. The resulting expected cash flows are discounted over the estimated lives of the loans to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Company may not recover all of the recorded investment of IO strips. The loans in each trust have unique attributes; thus, the IO strips related to each trust are evaluated separately. The following assumptions were used throughout 2001 and 2000 to estimate the fair value of the IO strips related to credit card securitizations:

	2001	2000

(rates per annum)
Weighted-average loan lives (in years)	.5 - .7	..5 - .7
Prepayment speeds	11.8% - 16.4%	11.8% - 16.7%
Expected credit losses	4.7% - 7.8%	2.7% - 5.9%
Discount rate	15%	15%

The fair value of IO strips was $34.5 million and $18.2 million at December 31, 2001 and 2000, respectively. At December 31, 2001, the Company calculated the sensitivity of the assumptions used in calculating the fair values of IO strips to immediate 10 percent and 20 percent adverse changes in the assumptions.

	Actual	Impact on Fair Value with an Adverse Change of

($ in thousands and rates per annum)		10%	20%
As of December 31, 2001
Weighted average loan lives (in years)	.5 - .7	—	—
Prepayment speeds	11.8% - 15.2%	$2,863	$5,781
Expected credit losses	6.2% - 7.8%	$4,222	$8,454
Discount rate	15%	$142	$284

This sensitivity analysis is hypothetical and is as of a specific point in time. As a result, these scenarios should be used with caution. As the table indicates, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair values of IO strips are calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

A summary of certain cash flows received from and paid to securitization trusts during 2001 and 2000 are as follows:

	2001	2000

(in thousands)
Received from (paid to) the securitization trusts
Proceeds from new securitizations	$614,500	$1,199,000
Payments on previously securitized loans	(263,016)	(423,005)

Change in securitization	351,484	775,995
Collections used by the trusts to purchase new balances in revolving credit card securitizations	2,114,829	1,235,021
Servicing fees received	30,902	19,845
Cash flows received on IO strips	103,616	58,335

Credit enhancements associated with credit card securitizations totaled $12.2 million and $8.5 million at December 31, 2001 and 2000, respectively, and are classified on the balance sheet in other assets.

E.  PREMISES AND EQUIPMENT

Premises and equipment at December 31 were comprised of the following:

	2001	2000

(in thousands)
Land	$23,243	$18,536
Buildings	118,451	103,278
Leasehold improvements	35,999	30,516
Equipment	246,121	219,096

	423,814	371,426
Less accumulated depreciation	239,167	207,016

Net premises and equipment	$184,647	$164,410

See footnote M for discussion of leased premises and equipment.

F.  DEPOSITS

At December 31, 2001, the scheduled maturities of total certificates of deposit were as follows:

(in thousands)

2002	$2,931,954
2003	660,981
2004	184,634
2005	107,662
2006 and thereafter	40,981

Total certificates of deposit	$3,926,212

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was approximately $926.4 million and $971.8 million at December 31, 2001 and 2000, respectively.

G.  FEDERAL HOME LOAN BANK ADVANCES

The Company had advances from the Federal Home Loan Bank as follows:

	December 31, 2001		December 31, 2000
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

($ in thousands)
Scheduled maturities due on advances:
Due in one year or less	6.04%	$2,391	6.50%	$58,048
Due after one year through two years	5.83%	3,287	6.43%	1,464
Due after two years through three years	5.36%	30,896	6.50%	12,366
Due after three years through four years	6.14%	2,809	5.67%	29,974
Due after four years through five years	4.94%	23,665	6.49%	1,887
Due after five years	4.68%	237,882	5.67%	85,586

Total Federal Home Loan Bank advances	4.81%	$300,930	5.99%	$189,325

These Federal Home Loan Bank advances carried interest rates ranging from 1.95% to 7.82% as of December 31, 2001. Fixed-rate advances totaling $281.5 million at December 31, 2001 are convertible into adjustable-rate advances at the option of the Federal Home Loan Bank with call dates ranging from January 2002 to September 2006. These convertible advances include $1.0 million with scheduled maturities due after one year through two years, $29.0 million with maturities due after two years through three years, $22.0 million with maturities due after four years through five years, and $229.5 million with maturities due after five years. At December 31, 2001 and 2000, the Company had no outstanding balance on a $55.0 million unsecured line of credit with the Federal Home Loan Bank. At December 31, 2001 and 2000, outstanding advances were collateralized by real estate loans totaling $747.6 million and $375.4 million, respectively, mortgage-backed securities totaling $40.8 million and $89.8 million, respectively, and investment securities totaling $15.5 million and $0, respectively, in compliance with Federal Home Loan Bank requirements. Additionally, the Company held Federal Home Loan Bank stock totaling $22.0 million at December 31, 2001 and $15.4 million at December 31, 2000 which is also held as collateral.

H.  OTHER BORROWINGS

The parent company has a $125 million syndicated revolving credit facility available for acquisitions or other corporate purposes which bears a variable rate of interest tied to publicly announced debt ratings of the Bank. At December 31, 2001 and 2000, the balance outstanding under this credit facility was $0 and $23 million, respectively. The credit facility will mature on December 4, 2003, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that the Company maintain certain financial covenants.

Cornerstone Mortgage Company, a subsidiary of the Bank, acquired in February 2000, has a warehousing credit and security agreement providing for a $140 million credit line used to fund mortgage loan originations for resale. At December 31, 2001 and 2000, the balance outstanding on this credit line was $138.3 million and $45.9 million, respectively. This line bears a variable rate of interest tied to LIBOR and the types of mortgage loans funded. The credit line is collateralized by the mortgage loans which the line is used to fund. Repayment periods for draws on the warehousing credit line range from 90-270 days based on the type of mortgage loan funded by the line. The warehousing credit and security agreement expires in August 2002. Among other restrictions, the warehousing credit and security agreement requires that Cornerstone Mortgage Company maintain certain financial covenants. As part of this agreement, the Bank issued a $2.9 million letter of credit.

InfiCorp Holdings, Inc., a subsidiary acquired in July 2000 by the parent company, has an agreement for a $10.0 million unsecured revolving credit line for operating purposes which bears a variable rate of interest tied to LIBOR. The balance outstanding under this credit line was $5.5 million and $8.8 million at December 31, 2001 and 2000, respectively. The credit line will mature in February 2002, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that InfiCorp Holdings, Inc. maintain certain financial covenants. The parent company has guaranteed payment of this credit line.

In April 2000, a subsidiary of the parent company, Whitetail Finance Company, entered into an agreement providing for a $10.0 million unsecured revolving credit line for operating purposes which bears a variable rate of interest tied to LIBOR. At December 31, 2001 and 2000, the balance outstanding under this credit line was $7.2 million and $5.8 million, respectively. The credit line will mature in July 2002, at which time, any outstanding balance will be due. Among other restrictions, the loan agreement requires that the Company maintain certain financial covenants. The parent company has guaranteed payment of this note.

In July 2000, the parent company issued $1.5 million and $3.5 million in notes which mature on or before July 6, 2003 and July 6, 2010, respectively, and pay interest semi-annually at a fixed rate of 9.1% and 9.4%, respectively. These notes may be prepaid at the option of the parent company prior to maturity without penalty.

At December 31, 2001 and 2000, the existing 22-story headquarters building located in Omaha, Nebraska, was subject to a mortgage which requires annual payments of $1.3 million including interest at 7.75%, through the year 2002. The Bank may prepay the mortgage with a prepayment premium. The mortgage balance was $1.3 million and $2.4 million at December 31, 2001 and 2000, respectively.

In June 2001, the parent company entered into a new agreement providing for a $10.0 million unsecured revolving credit line for corporate purposes. The agreement matures in June 2002 and the interest rate is tied to the lender's prime rate. There was no balance outstanding under this credit line at December 31, 2001.

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

The Company has unsecured capital notes that were issued in conjunction with various bank acquisitions and require principal payments through 2009. At December 31, 2001 and 2000, $17.9 million and $18.6 million, respectively, were outstanding on these notes. The capital notes are noncallable and carry interest rates ranging from 7.50% to 12.00%. Principal amounts due on capital notes in each of the succeeding five years are approximately: $7.3 million in 2002; $1.8 million in 2003 and 2004; $4.7 million in 2005 and $.3 million in 2006.

J.  INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2001	2000

(in thousands)
Deferred tax assets:
Allowance for loan losses	$45,982	$40,194
Employee benefits	15,882	12,148
Purchased credit card relationships	11,001	8,634
Gain on sale of subsidiary	2,488	5,186
Net operating loss carryforwards from acquired company (1)	4,902	5,467
Depreciation and amortization	1,901	4,538
Market adjustment on available-for-sale securities	—	364
Other	1,505	4,889

Total deferred tax assets	83,661	81,420

Deferred tax liabilities:
Lease financing	3,980	2,891
Change in accrual method recognized over future periods for tax purposes	—	1,678
Retained interests recorded for securitization	18,411	10,627
Mortgage servicing rights	3,340	—
Credit card loan fee deferral	37,078	—
Market adjustment on available-for-sale securities	614	—
Other	2,866	2,052

Total deferred tax liabilities	66,289	17,248

Net deferred tax assets	$17,372	$64,172

(1)
Expires in 2020.

The following is a comparative analysis of the provision for federal and state taxes:

	For the years ended December 31,
	2001	2000	1999

(in thousands)
Current federal	$6,800	$65,567	$45,073
Current state	4,039	4,757	4,986

Total current taxes	10,839	70,324	50,059
Deferred federal	42,939	(10,926)	(30)
Deferred state	(111)	89	(79)

Total deferred taxes	42,828	(10,837)	(109)

Total provision for income taxes	$53,667	$59,487	$49,950

The effective rates of total tax expense for the years ended December 31, 2001, 2000 and 1999 were different than the statutory federal tax rate. The reasons for the differences were as follows:

	2001	2000	1999

(percent of pretax income)
Statutory federal tax rate	35.0%	35.0%	35.0%
Additions(reductions) in taxes resulting from:
Tax-exempt interest income	(0.9)%	(0.8)%	(0.7)%
State taxes	1.8%	1.9%	2.2%
Change in tax estimate	1.8%	(0.2)%	(2.7)%
Goodwill amortization	1.9%	1.7%	1.2%
Other items, net	.3%	(1.5)%	0.1%

Effective tax rate	39.9%	36.1%	35.1%

K.  EARNINGS PER COMMON SHARE

The following table provides the calculation of basic and diluted earnings per share:

	2001	2000	1999

(in thousands except share data)
Net Income	$80,839	$105,477	$92,361
Average common shares outstanding	334,500	334,500	334,622
Less: Average shares held for executive deferred compensation plan	1,966	—	—
Average shares held in employee stock trust	1,794	—	—

Average common shares outstanding used in basic earnings per share	330,740	334,500	334,622
Add: Dilutive effect of shares held for deferred compensation plans	3,760	—	—

Average common shares outstanding used in diluted earnings per share	334,500	334,500	334,622

L.  EMPLOYEE BENEFIT PLANS

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

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000

(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$67,437	$58,382	$8,377	$6,922
Service cost	6,935	5,529	723	689
Interest cost	5,227	4,374	612	536
Retiree contributions	—	—	108	64
Actuarial loss	7,113	572	251	386
Benefits paid	(1,719)	(1,420)	(785)	(220)

Benefit obligation at December 31	$84,993	$67,437	$9,286	$8,377

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000

(in thousands)
Change in plan assets:
Fair value of plan assets at January 1	$65,044	$64,950	—	—
Actual return on plan assets	5,309	1,514	—	—
Benefits paid	(1,719)	(1,420)	—	—

Balance at December 31	$68,634	$65,044	—	—

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000

(in thousands)
Funded status	$(16,359)	$(2,393)	$(9,286)	$(8,377)
Unrecognized net actuarial (gain) loss	6,346	(351)	(1,286)	(1,577)
Unrecognized prior service cost	296	359	—	—
Unrecognized transition obligation	—	—	2,400	2,617

Accrued benefit cost	$(9,717)	$(2,385)	$(8,172)	$(7,337)

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000

Assumptions as of December 31: (weighted averages)
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

Pension plan assets consist primarily of equity securities, corporate bonds and government and agency securities. The pension plan owned Company common stock with an original cost of $270,000 and a fair value of $26.4 million and $23.3 million at December 31, 2001 and 2000, respectively.

Net periodic benefit cost included the following components:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999

(in thousands)
Service cost	$6,935	$5,529	$4,940	$723	$689	$614
Interest cost	5,227	4,374	3,524	612	536	443
Amortization of prior service costs	63	63	63	—	—	—
Expected return on plan assets	(4,893)	(5,145)	(6,231)	—	—	—
Recognized net actuarial gain	—	—	(991)	(40)	(46)	(36)
Amortization of transition amounts	—	(333)	(394)	217	217	217

Net periodic benefit cost	$7,332	$4,488	$911	$1,512	$1,396	$1,238

The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the postretirement benefit plan was 5%. A one percentage point change in the assumed healthcare cost trend rates would not materially affect the service or interest cost components of the net periodic postretirement healthcare cost or postretirement benefit obligation.

In addition to the pension and postretirement benefit plans, the Company also has contributory 401(k) savings plans which cover substantially all employees. Total cost for these plans, included within noninterest expense, for the years ended December 31, 2001, 2000 and 1999 was $4.2 million, $3.8 million and $3.1 million, respectively.

In December 2000, the Company established and funded two executive deferred compensation plans, replacing an existing executive deferred compensation plan. For the years ended December 31, 2001, 2000 and 1999, expense attributable to these plans was $1.0 million, $1.1 million and $1.1 million, respectively.

Also in December 2000, the Company established and funded an employee stock trust. The employee stock trust was established to provide funding for obligations of employee benefit plans. The employee stock trust is a non-qualified grantor trust and is consolidated with the Company's financial statements. Shares held by the employee stock trust are treated for accounting purposes like treasury stock, as a reduction of stockholders' equity. The obligation under this employee stock trust is also classified as a component of equity. At December 31, 2001 and 2000, the employee stock trust held 1,907 shares and 1,531 shares of parent company stock, respectively. None of these shares were committed to fund employee benefit obligations at December 31, 2001 and 2000.

M. CONTINGENCIES AND COMMITMENTS

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

At December 31, 2001 and 2000, the Company had unused loan commitments, excluding consumer credit card lines, of $2.4 billion and $2.2 billion, respectively. Additionally, standby letters of credit of $134.1 million and $105.4 million had been issued at December 31, 2001 and 2000, respectively. The majority of these commitments are collateralized by various assets. No material losses are anticipated as a result of these transactions.

The Company had unused consumer credit card lines of $28.7 billion and $24.9 billion at December 31, 2001 and 2000, respectively. The Company has the contractual right to change the conditions of the credit card members' benefits or terminate the unused line at any time without prior notice. Since many unused credit card lines are never actually drawn upon, the unfunded amounts do not necessarily represent future funding requirements.

The Company has operating leases for office space with terms ranging from one to ten years, which may include renewal options. Certain leases also include residual value guarantees up to $130.5 million, or alternatively, the Company may elect to exercise purchase options totaling $150.8 million. Operating leases on equipment and office space require future minimum annual net rental payments as follows: 2002-$15.3 million; 2003-$13.4 million; 2004-$10.7 million; 2005-$8.0 million; 2006-$6.1 million; and $23.6 million thereafter through the year 2026. Net rental expense on leases for the years ending December 31, 2001, 2000 and 1999 was approximately $21.9 million, $25.9 million and $18.6 million, respectively.

The Company has entered into a lease for a 40-story tower in Omaha, Nebraska that is currently under construction. Future annual lease payments are estimated to be $8.6 million based on current interest rates and are expected to begin when the tower is completed in 2002. This lease is expected to include estimated residual value guarantees up to $165.8 million, or alternatively, the Company may elect to exercise a purchase option for approximately $195 million. The Company has short-term leases for other locations in Omaha which it has the ability to terminate upon completion of the tower's construction.

N.  REGULATORY MATTERS

The Company is governed by various regulatory agencies. Financial holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the Office of the Comptroller of the Currency (OCC). All federally-insured banks are also regulated by the Federal Deposit Insurance Corporation (FDIC). The Company's banking subsidiaries include nine national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities.

Various requirements and restrictions under federal and state laws regulate the operations of the Company. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of loans, restrict investments and other activities, and regulate mergers and the establishment of branches and related operations. The ability of the parent company to pay cash dividends to its shareholders and service debt may be dependent upon cash dividends from its subsidiary banks. Subsidiary banks are subject to limitations under federal law in the amount of dividends they may declare. At December 31, 2001, approximately $96 million of subsidiary banks' retained earnings was available for dividend declaration without prior regulatory approval.

The parent company is a "financial holding company" under the Gramm-Leach-Bliley Act. As a financial holding company, the Company is permitted to engage in and to acquire companies engaged in "financial in nature" activities. These activities could include, among other things, securities and insurance activities and investment banking (through appropriate entities). Engaging in these activities could subject the parent company and its subsidiaries to regulation by additional functional regulators. The parent company is required to satisfy certain conditions in order to retain its rights as a financial holding company. One such condition is that all of the depository institutions controlled by the Company must be and remain well capitalized and well managed. Failure to satisfy this condition could result in regulatory action against the Company, including forced divestiture of its depository institution subsidiaries.

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

As of December 31, 2001, the Company's banking subsidiaries are well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2001 that management believes have changed these categories. To be categorized as well capitalized, the Company's banking subsidiaries must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6%, and Tier I leverage capital of 5%.

The Company's and First National Bank of Omaha's actual capital amounts and ratios are presented in the following table.

	Actual		For Minimum Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital to Risk Weighted Assets
Consolidated Company	$898,582	11.1%	$647,331	8.0%	N/A
First National Bank of Omaha	$468,483	11.2%	$336,025	8.0%	$420,031	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated Company	$714,469	8.8%	$323,666	4.0%	N/A
First National Bank of Omaha	$339,579	8.1%	$168,012	4.0%	$252,019	6.0%
Tier I Capital to Average Assets
Consolidated Company	$714,469	7.6%	$376,661	4.0%	N/A
First National Bank of Omaha	$339,579	6.9%	$196,456	4.0%	$245,570	5.0%
As of December 31, 2000
Total Capital to Risk Weighted Assets
Consolidated Company	$828,406	10.4%	$639,999	8.0%	N/A
First National Bank of Omaha	$436,651	10.5%	$332,436	8.0%	$415,545	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated Company	$643,431	8.0%	$319,999	4.0%	N/A
First National Bank of Omaha	$312,868	7.5%	$166,218	4.0%	$249,327	6.0%
Tier I Capital to Average Assets
Consolidated Company	$643,431	7.2%	$357,993	4.0%	N/A
First National Bank of Omaha	$312,868	6.9%	$180,863	4.0%	$226,078	5.0%

The banking industry is also affected by the monetary and fiscal policies of regulatory authorities, including the Federal Reserve Board. Through open market securities transactions, variations in the discount rate, the establishment of reserve requirements and the regulation of certain interest rates payable by member banks, the Federal Reserve Board exerts considerable influence over the cost and availability of funds obtained for lending and investing. Changes in interest rates, deposit levels and loan demand are influenced by the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities. Pursuant to Federal Reserve Bank reserve requirements, the Company's banking subsidiaries were required to maintain certain cash reserve balances with the Federal Reserve system of approximately $43.7 million and $32.2 million at December 31, 2001 and 2000, respectively.

O.  ACQUISITIONS

In February 2000, the Bank acquired Cornerstone Mortgage Company in a transaction accounted for as a purchase. Cornerstone Mortgage Company is a full service mortgage banking company headquartered in Houston, Texas with assets of approximately $20 million at acquisition.

In July 2000, the parent company acquired InfiCorp Holdings, Inc., parent of InfiStar Corporation, InfiLink Corporation and InfiBank, a limited purpose credit card bank, in a transaction accounted for as a purchase. InfiCorp Holdings, Inc., located in Atlanta, Georgia, provides comprehensive credit card portfolio management services and had consolidated assets of approximately $49 million at the time of acquisition.

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

P.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company is required to implement Statement No. 142 on January 1, 2002, which will result in the discontinuation of approximately $8 million of pre-tax goodwill amortization expense during the year ended December 31, 2002. This discontinuation of goodwill amortization may be offset by losses from impairment testing of goodwill as required in Statement No. 142. Initial goodwill impairment tests indicate there will be no material impact on the Company's financial position or results of operations.

Q.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following table presents the carrying amounts and fair values of the specified assets and liabilities held by the Company at December 31, 2001 and 2000. The information presented is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed since that point in time.

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(in thousands)
Financial assets:
Cash and cash equivalents	$751,693	$751,693	$815,451	$815,451
Investment securities	1,556,107	1,570,386	1,039,494	1,041,368
Net loans and lease financing	6,835,003	7,142,638	6,800,304	6,920,819
Accrued interest receivable	82,211	82,211	94,906	94,906
Financial liabilities:
Deposits	$8,090,773	$8,125,743	$7,847,949	$7,889,612
Federal funds purchased and securities sold under repurchase agreements	157,767	157,767	156,805	156,805
Federal Home Loan Bank advances	300,930	316,291	189,325	192,077
Other borrowings	157,556	157,556	91,098	91,098
Accrued interest payable	33,158	33,158	50,626	50,626
Capital notes	92,915	98,761	93,594	97,372

The following methods and assumptions were used in estimating fair value disclosures for the Company's financial instruments:

Cash and Cash Equivalents  -  The carrying amounts of cash and due from banks, federal funds sold and other short-term investments approximate the fair values.

Investment Securities  -  The fair values of the Company's securities, excluding Federal Home Loan Bank stock and other securities, are based on the quoted market prices at December 31, 2001 and 2000. Available-for-sale securities are carried at their aggregate fair values. The carrying value of the Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Net Loans and Lease Financing  -  The fair values of the Company's loans and lease financing have been estimated using two methods: 1) the carrying amounts of short-term and variable rate loans approximate fair values excluding certain credit card loans which are tied to an index floor; and 2) for all other loans, discounting of projected future cash flows. When using the discounting method, loans are pooled in homogeneous groups with similar terms and conditions and discounted at a target rate at which similar loans would be made to borrowers at year end. In addition, when computing the estimated fair values for all loans, the allowance for loan losses is subtracted from the calculated fair values for consideration of credit issues.

Accrued Interest Receivable  -  The carrying amount of accrued interest receivable approximates the fair value.

Deposits  -  The methodologies used to estimate the fair values of deposits are similar to the two methods used to estimate the fair values of loans. Deposits are pooled in homogeneous groups and the future cash flows of these groups are discounted using current market rates offered for similar products at year end.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements  -  The carrying amounts of federal funds purchased and securities sold under repurchase agreements approximate the fair values.

Federal Home Loan Bank Advances  -  The fair values of Federal Home Loan Bank advances are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

Other Borrowings  -  The carrying amounts for other borrowings approximates fair value since these borrowings are primarily variable rate instruments.

Accrued Interest Payable  -  The carrying amount of accrued interest payable approximates the fair value.

Capital Notes  -  The fair values of capital notes are estimated by discounting future cash flows using current market rates for similar types of borrowing arrangements.

Off-Balance Sheet Financial Instruments  -  The estimated fair value of loan commitments and standby letters of credit approximate carrying value because the fees currently charged for these arrangements and the underlying interest rates approximate market.

R.  SUBSEQUENT EVENT

On January 31, 2002, the Company completed its acquisition of Castle BancGroup, Inc. in a transaction accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141. Castle BancGroup Inc., had consolidated assets of $583.4 million as of December 31, 2001 and upon acquisition, was renamed to First National of Illinois, Inc., the 100 percent owner of Castle Bank, N.A.

S.  CONDENSED FINANCIAL INFORMATION OF FIRST NATIONAL OF NEBRASKA

First National of Nebraska (parent company only)
Condensed Statements of Financial Condition

	December 31,
	2001	2000

(in thousands)
Assets
Cash and due from banks	$167	$315
Other short-term investments	18,975	4,100

Total cash and cash equivalents	19,142	4,415
Other securities	406	406
Loans to subsidiaries	1,119	23,783
Investment in subsidiaries:
First National Bank of Omaha	341,046	312,659
Other banking subsidiaries	434,180	428,033
Nonbanking subsidiaries	47,961	28,393

Total investment in subsidiaries	823,187	769,085
Other assets	7,894	7,526

Total assets	$851,748	$805,215

Liabilities and Stockholders' Equity
Other liabilities	$10,738	$6,777
Deferred gain on sale of buildings	3,358	3,960
Other borrowings	5,000	28,000
Capital notes	15,596	16,275

Total liabilities	34,692	55,012
Stockholders' equity:
Common stock	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	811,805	746,718
Accumulated other comprehensive income (loss)	1,067	(699)

Total stockholders' equity	817,056	750,203

Total liabilities and stockholders' equity	$851,748	$805,215

First National of Nebraska (parent company only)
Condensed Statements of Operations

	For the years ended December 31,
	2001	2000	1999

(in thousands except share and per share data)
Revenues:
Income from subsidiaries:
Dividends from First National Bank of Omaha	$41,020	$39,752	$27,066
Dividends from other banking subsidiaries	26,250	35,000	31,000
Dividends from nonbanking subsidiaries	5,366	—	—
Interest income on short-term investments	156	453	38
Recognized gain on sale of buildings	602	602	602
Investment interest and other income	554	4,026	1,599

Total revenues	73,948	79,833	60,305
Expenses:
Interest	3,571	3,750	1,656
Other	12,010	10,825	6,094

Total expenses	15,581	14,575	7,750

Income before income taxes and equity in undistributed earnings of subsidiaries	58,367	65,258	52,555
Income tax expense (benefit)	(3,793)	(1,028)	(5,507)

Total income before equity in undistributed earnings of subsidiaries	62,160	66,286	58,062

Equity in undistributed earnings (losses) of subsidiaries:
First National Bank of Omaha	16,750	27,703	13,589
Other banking subsidiaries	791	13,685	18,473
Nonbanking subsidiaries	1,138	(2,197)	2,237

Total equity in undistributed earnings of subsidiaries	18,679	39,191	34,299

Net income	$80,839	$105,477	$92,361

Diluted earnings per common share	$241.67	$315.33	$276.02

Diluted common shares outstanding	334,500	334,500	334,622

First National of Nebraska (parent company only)
Condensed Statements of Cash Flows

	For the years ended December 31,
	2001	2000	1999

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$80,839	$105,477	$92,361
Adjustments to reconcile net income to net cash flows from operating activities:
Equity in undistributed earnings of subsidiaries	(18,679)	(39,191)	(34,299)
Recognized gain on sale of buildings	(602)	(602)	(602)
Gain on sale of investment securities	—	(2,039)	—
Other, net	4,523	2,992	(2,678)

Net cash flows from operating activities	66,081	66,637	54,782
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of securities available-for-sale	—	17,957	—
Purchases of securities available-for-sale	—	(15,918)	—
Change in investment in subsidiaries and other assets	(11,923)	(77,376)	(36,168)

Net cash flows from investing activities	(11,923)	(75,337)	(36,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of other borrowings	50,000	112,000	10,000
Principal repayments of other borrowings	(73,000)	(89,056)	(10,056)
Principal repayments of capital notes	(679)	(795)	(794)
Repurchase of common stock	—	—	(1,574)
Cash dividends paid	(15,752)	(15,545)	(12,958)

Net cash flows from financing activities	(39,431)	6,604	(15,382)

Net change in cash and cash equivalents	14,727	(2,096)	3,232
Cash and cash equivalents at beginning of year	4,415	6,511	3,279

Cash and cash equivalents at end of year	$19,142	$4,415	$6,511

Cash paid during the year for:
Interest	$3,878	$3,296	$1,701
Income taxes	$29,522	$50,933	$52,632
Cash received from affiliates for income taxes	$27,156	$45,129	$49,271
Noncash investing and financing activities:
Noncash consideration for business acquisition	$—	$5,000	$—

Independent Auditors' Report

Board of Directors and Stockholders
First National of Nebraska, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated statements of financial condition of First National of Nebraska, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National of Nebraska, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Omaha, Nebraska
February 1, 2002

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company

The Company consists of the parent company, which is a Nebraska-based interstate financial holding company, and its consolidated subsidiaries which trace their origins back to 1857. Its principal subsidiaries include First National Bank of Omaha and its subsidiaries; First National Bank and Trust Company of Columbus; First National Bank, North Platte; Platte Valley State Bank and Trust Company, Kearney; The Fremont National Bank and Trust Company and its wholly-owned subsidiary: Nebraska Trust Company, N.A.; First National Bank of Kansas, Overland Park, Kansas; First National Bank South Dakota, Yankton, South Dakota; InfiBank, N.A., Atlanta, Georgia; and First National of Colorado, Inc., and its wholly-owned Colorado subsidiaries which primarily include: First National Bank, Fort Collins; Union Colony Bank, Greeley; First National Bank of Colorado, Boulder; and FNC Trust Group, N.A. Effective January 2002, the Company acquired Castle BancGroup Inc., parent company of Castle Bank, N.A. located in DeKalb, Illinois. Also, in January 2002, Nebraska Trust Company, N.A. and FNC Trust Group, N.A. were merged into other banks of the Company. The Company also has nonbanking subsidiaries, which in the aggregate are not material. The Company had 6,209 employees as of December 31, 2001.

The Company is governed by various regulatory agencies. Financial holding companies and their nonbanking subsidiaries are regulated by the Federal Reserve Board. National banks are primarily regulated by the OCC. All federally-insured banks are also regulated by the FDIC. The Company's banking subsidiaries include nine national banks and two state-chartered banks, all of which are insured by the FDIC. The state-chartered banks are also regulated by state banking authorities.

The Company has 49 years of experience providing credit card services and was one of the originators of the bank credit card industry. Through a banking subsidiary, the Company conducts a significant consumer credit card service under license arrangements with VISA USA and MasterCard International, Inc. The Company's credit card customers are located throughout the United States, but primarily in the central part of the country. In 2001, the Company was ranked the eighth largest bank issuer of credit cards and the fifteenth largest overall issuer based on the amount of managed credit card loans outstanding. The Company performs credit card servicing activities on behalf of its affiliate banks including data processing, payment processing, statement rendering, marketing, customer service, credit administration and card embossing. The Company primarily funds its credit card loans through core deposits and securitization fundings.

The Company continues to make substantial investments in data processing technology for its own data processing needs and to provide various data processing services for unaffiliated parties. The services provided include automated clearinghouse transactions, merchant credit card processing and check processing. In 2001, the Company was ranked the eleventh largest merchant credit card processor in the United States with over $26.6 billion in sales volume in 2001 and $24.4 billion in sales volume in 2000. It was also ranked among the top twenty largest automated clearinghouse processors in the country and is one of the largest check processors in its market area. The Company continues to closely monitor the risks and competitive conditions as they relate to pricing and technological issues associated with these processing services.

Competitors of the Company include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. The Company's credit card operation competes with other issuers of credit cards ranging from other national issuers of bank cards to retailers which provide their own credit cards. As a result of this intense nation-wide competition, a number of companies have been exiting the credit card industry in recent years. The Company remains committed to its credit card operations and continued growth in these operations.

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

Unless otherwise noted, all financial information is presented on a reported loan basis and is derived from the accompanying consolidated financial statements. References to managed loans includes securitized credit card loans and credit card loans serviced for related parties which have been removed from the reported balance sheet in accordance with generally accepted accounting principles. The Company's most significant accounting policies that involve the use of estimates and assumptions are related to the allowance for loan losses and credit card securitizations. The policy for the allowance for loan losses is described in the later section titled "Asset Quality" and the accounting policy for credit card securitizations is described in the later section "Loan Portfolio-Credit Card". Both accounting policies are further addressed at Note A to the consolidated financial statements. The judgments and uncertainties affecting these policies could result in materially different amounts under different conditions or using different assumptions.

Results of Operations

Overview

Net income for 2001 was $80.8 million, down $24.6 million, or 23.4%, from 2000. Diluted earnings per common share decreased to $241.67 for 2001 compared to $315.33 and $276.02 per diluted common share for 2000 and 1999, respectively. The Company's earnings for 2001 were positively impacted by an increase in credit card securitization income; however, earnings were negatively impacted by the compression of net interest margin, an increase in provision for loan losses and expenses associated with the Company's growth initiatives including expansion into new markets in Dallas, Texas; Denver, Colorado; Atlanta, Georgia; and Lincoln, Nebraska. The Company earned a record net income for 2000 of $105.5 million, an increase of $13.1 million, or 14.2%, from 1999. Net income for 2000 included a pre-tax gain of $59.4 million recognized on the sale of an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever), which was primarily involved in merchant processing sales. Return on average stockholders' equity for 2001 was 10.4% compared to 15.4% for 2000 and 15.1% for 1999. Return on average assets was .9% for 2001 and 1.2% for 2000 and 1999.

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

Declines in net interest income and net interest margin in 2001 resulted primarily from the securitizations of credit card loans associated with the Company's overall liquidity and capital management activities. Net interest income and net interest margin contracted and expanded within the calendar years ended December 31, 2001 and 2000. The fluctuations in 2001 and 2000 were a result of shifts in the mix of interest-earning assets and differences in the repricing velocity of interest-earning assets and interest-bearing liabilities. In addition, as a result of the weakened economy, the Federal Reserve decreased targeted federal funds rates 11 times throughout 2001. The decrease in net interest income and net interest margin for 2000 was also due to increased pressure on deposit generation. On a reported loan basis, the Company continues to experience a reduction in credit card loans as a percentage of total loans primarily as a result of its credit card securitization activities. For an enhanced understanding of the trends impacting net interest income, it is also helpful to analyze performance on a managed loan basis by adding data related to securitized loans to reported loans. See the later section titled "Loan Portfolio-Credit Card" for an expanded comparative presentation of financial information on a reported and a managed loan basis.

The following table presents a summary of net interest income on a tax-equivalent basis related to average earning assets and net interest margin on both a reported and a managed loan basis. Managed loan financial information includes credit card loans that have been securitized and credit card loans that are serviced for related parties.

	2001	2000	1999

($ in thousands)
Reported:
Net interest income on a tax-equivalent basis (1)	$446,174	$454,344	$463,431
Average earning assets	8,608,392	7,918,068	7,117,622
Net interest margin	5.18%	5.74%	6.51%
Managed:
Net interest income on a tax-equivalent basis (1)	$638,339	$558,729	$549,914
Average earning assets	10,220,862	8,912,074	7,851,221
Net interest margin	6.25%	6.27%	7.00%

(1)
Certain loan fees have been reclassified from interest income to processing services income for the prior years presented to conform to 2001 presentation.

Under generally accepted accounting principles ("GAAP"), the Company no longer reports net interest income on securitized and sold credit card loans. If these loans had not been accounted for as a sale, net interest income and provision for loan losses would have been greater and noninterest income would have been reduced by a net corresponding amount. Net interest income would have been greater by $192.2 million, $104.4 million and $86.5 million in 2001, 2000 and 1999, respectively. Correspondingly, for the same periods, the provision for loan losses would have been greater by $86.0 million, $45.3 million and $34.3 million and noninterest income would have been reduced by $106.2 million, $59.1 million and $52.1 million, as disclosed later in the section titled "Loan Portfolio-Credit Card".

The Federal Reserve's reductions of the targeted federal funds rates from 6.50% at December 31, 2000 to 1.75% at December 31, 2001 caused a downward repricing of the Company's variable rate loans. Nearly all of the Company's variable rate credit card loans had reached their contractual interest rate floors by June 30, 2001. Therefore, the impact of further rate reductions on interest-earning assets that occurred in the third and fourth quarters of 2001 was lessened since variable rate loans act as fixed rate loans when they reach their contractual interest rate floors.

The Company primarily funds its loans with certificates of deposit, money market deposit accounts and floating rate wholesale funds. These interest-bearing liabilities also repriced downward consistent with the Federal Reserve rate reductions; however, the velocity of the downward repricing of loans exceeded the velocity of the downward pricing of deposits for the first half of 2001, resulting in a decreased net interest margin for the six months ended June 30, 2001. During the second half of 2001, certificates of deposit continued to reprice downward while interest-earning asset yields stabilized, resulting in an improved net interest margin for the second half of 2001.

Provision for loan losses

The provision for loan losses is charged against earnings to cover both current period net loan charge-offs and to maintain the allowance for loan losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. For 2001, the provision for loan losses increased $35.8 million, or 27.3%, to $166.9 million compared to $131.1 million for 2000. This increase in the provision for loan losses in 2001 is reflective of the increase in credit card loan delinquencies and net loan charge-offs that occurred throughout 2001 due to a weakening economy. Included in net loan charge-offs is $13.1 million related to the Company's agricultural loan portfolio resulting from two unrelated agricultural borrowers' fraudulent activities. Management's estimate of losses inherent in the portfolio has resulted in a need for additional allowances for loan losses at December 31, 2001 compared to December 31, 2000. The provision for loan losses in 2000 decreased by $13.5 million, or 9.3%, to $131.1 million compared to $144.6 million for 1999. This reduction for the provision for loan losses in 2000 was primarily due to lower delinquency and charge-off rates and reductions in the outstanding balances of higher risk credit card loans relative to the entire portfolio as a result of credit card securitizations.

Noninterest income and expense

Increases in noninterest income and expense as reflected in the following tables primarily relate to the Company's growth initiatives which have taken place since the beginning of 2000. The Company has expanded into new markets including Dallas, Texas; Denver, Colorado; and Lincoln, Nebraska. Additionally, the Company acquired Cornerstone Mortgage Company in February 2000, InfiCorp Holdings, Inc. in Atlanta, Georgia in July 2000 and sold an 80.13% interest in a subsidiary, Retriever Payment Systems (Retriever) in December 2000.

	For the years ended December 31,			% Increase (Decrease) from prior year
	2001	2000	1999	2001	2000

($ in thousands)
Noninterest income:
Processing services	$246,435	$202,458	$161,148	21.7%	25.6%
Credit card securitization income	98,281	58,859	40,166	67.0%	46.5%
Deposit services	35,427	32,584	27,865	8.7%	16.9%
Trust and investment services	24,204	22,165	22,980	9.2%	(3.5)%
Gain on sale of mortgage loans	23,862	8,569	10	178.5%	—
Gain on sale of subsidiary	—	59,414	—	—	—
Miscellaneous	63,634	52,793	51,751	20.5%	2.0%

Total noninterest income	$491,843	$436,842	$303,920	12.6%	43.7%

	For the years ended December 31,			% Increase (Decrease) from prior year
	2001	2000	1999	2001	2000

($ in thousands)
Noninterest expense:
Salaries and employee benefits	$293,483	$264,449	$216,263	11.0%	22.3%
Marketing, communication and supplies	80,481	83,082	63,763	(3.1)%	30.3%
Professional services	59,045	33,346	25,543	77.1%	30.5%
Equipment rentals, depreciation and maintenance	54,538	55,375	50,637	(1.5)%	9.4%
Net occupancy expense of premises	44,148	43,290	30,554	2.0%	41.7%
Processing expense	34,113	35,269	27,661	(3.3)%	27.5%
Goodwill and other intangibles amortization	21,679	26,898	21,460	(19.4)%	25.3%
Loan servicing expense	20,620	23,072	24,683	(10.6)%	(6.5)%
Miscellaneous	27,596	29,338	19,264	(5.9)%	52.3%

Total noninterest expense	$635,703	$594,119	$479,828	7.0%	23.8%

Processing services income includes fees related to processing credit card products issued by the Company, fees collected from merchants for credit card transaction processing, and servicing income related to securitized loans. Part of the increase in processing services income, $32.6 million in 2001 and $30.7 million in 2000, relates to increased credit card processing volumes during those periods compared to prior years. Also contributing to the growth in processing services income were increases of $10.5 million in 2001 and $6.6 million in 2000 for servicing fees received on securitized credit card loans due to greater volumes of loans being securitized. These increases in securitization volumes also resulted in increases in securitization gains of $29.3 million in 2001 and $30.7 million in 2000, which is included in credit card securitization income. The increase in the gains on sales of mortgage loans in 2000 was primarily due to the Company's acquisition of Cornerstone Mortgage Company in February 2000. The increase in the gain on sale of mortgage loans in 2001 is due to an increased volume of loan originations as a result of the interest rate environment and additional mortgage offices. The nature of Cornerstone Mortgage Company's business is to originate residential mortgage loans and to sell those loans with servicing released. The expenses associated with this activity are reported throughout the noninterest expense section, while revenues from this activity are shown as gain on sale of mortgage loans.

Salaries and employee benefits increased primarily due to the Company's growth initiatives since the beginning of 2000. The increase in marketing, communications and supplies expense of 30.3% in 2000, is largely due to increased credit card marketing efforts and promotional costs related to the Company's expansion into new markets. Professional services increased $25.7 million, or 77.1%, in 2001 primarily due to fees paid to Retriever as an external independent merchant processing sales organization. Fees paid to Retriever in 2000 were not reflected in the consolidated statements of income for 2000 when Retriever was consolidated as a wholly-owned subsidiary. The increase in professional services of 30.5% in 2000 relates to higher costs incurred to acquire additional merchant processing customers and increased professional fees incurred related to company growth. Goodwill and other intangibles amortization increased 25.3% in 2000 primarily as a result of increased amortization for premiums paid for credit card acquisitions during 2000 which are amortized using accelerated methods. Additionally, goodwill and other intangibles amortization in 2000 reflects the termination of an agent bank relationship and the resulting accelerated runoff of the related customer relationships. In 2001, goodwill and other intangibles amortization returned to normal levels. In accordance with Statement of Financial Accounting Standard No. 142, the Company will discontinue approximately $8 million of pre-tax goodwill amortization expense during the year ended December 31, 2002. The 10.6% decrease in loan servicing expense in 2001 resulted primarily from the recognition of a rebate from a credit card association during the first quarter of 2001. Miscellaneous expense increased 52.3% in 2000 primarily due to an increase in the Company's contributions to community projects and initiatives.

Loan Portfolio

Credit Card

The Company securitizes credit card loans on a revolving basis as a funding vehicle to supplement its use of core deposits, its primary source of funding. In credit card securitizations, designated pools of credit card loans, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities and receives annual servicing fees, which are classified in processing services income. The Company also retains rights to future cash flows arising after investors have received the return for which they are entitled. These retained interests are known as interest-only strips ("IO strips"). At the time the Company enters into a securitization, an IO strip is recognized and the resulting gain on sale is recorded in noninterest income as a component of credit card securitization income. During the revolving period of a credit card securitization, additional gains are recognized as credit card loans are sold. The notional amounts of the IO strips are reduced as payments are received on the securitized credit card loans.

Because IO strips are carried at fair value, certain estimates are used in determining the fair value of IO strips, including net revenues, prepayment speeds, weighted-average loan lives and the discount rate. The components of net revenues, which are estimated, include finance charge and a portion of fee revenue generated by the securitized loans in excess of interest paid to investors, related net credit losses and the cost of servicing. The resulting expected cash flows are discounted over the estimated lives of the loans to determine the fair value. Such estimates and assumptions are subject to change and, accordingly, the Company may not recover all of the recorded investment of IO strips. A sensitivity analysis for the IO strips reflecting the effects of possible adverse changes in these assumptions is disclosed in Note D of the consolidated financial statements.

For the year ended December 31, 2001, credit card securitization income includes gains on securitized credit card loans of $72.8 million, interest income on IO strips of $4.5 million, and the effects of changes in the fair value of the IO strips for $21.0 million.

The following tables provide supplemental financial information on both a reported loan and a managed loan basis to augment the understanding of the impact credit card loan securitizations have on the financial results of the Company. The reported financial information is presented in accordance with GAAP whereas the managed financial information is presented for comparative analytical and discussion purposes only, and does not represent GAAP accounting treatment.

	December 31, 2001			December 31, 2000
	Reported	Securitized and serviced for related parties	Managed	Reported	Securitized and serviced for related parties	Managed

($ in thousands)
As of Period End:
Total loans outstanding	$6,953,529	$1,838,022	$8,791,551	$6,905,608	$1,493,038	$8,398,646
Total credit card loans outstanding	$1,992,199	$1,838,022	$3,830,221	$2,214,474	$1,493,038	$3,707,512
Credit card loans as a percentage of total loans	28.7%		43.6%	32.1%		44.1%
Year-to-Date Average:
Total loans outstanding	$6,973,521	$1,612,470	$8,585,991	$6,505,669	$994,006	$7,499,675
Total credit card loans outstanding	$2,130,788	$1,612,470	$3,743,258	$2,253,450	$994,006	$3,247,456
Credit card loans as a percentage of total loans	30.6%		43.6%	34.6%		43.3%

The managed financial information presented in the following table reflects the Company's net interest income as if the credit card loans had not been securitized. Managed noninterest income, however, does include the effects of changes in the IO strip during the years presented.

	Reported	Credit card securitizations		Managed

($ in thousands)
For the year ended December 31, 2001:
Net interest income on a tax-equivalent basis	$446,174	$192,165		$638,339
Provision for loan losses	166,895	85,956		252,851
Noninterest income	491,843	(106,209	) (1)	385,634
Average earning assets	$8,608,392			$10,220,862
Net interest margin	5.18%			6.25%

For the year ended December 31, 2000:
Net interest income on a tax-equivalent basis	$454,344	$104,385		$558,729
Provision for loan losses	131,073	45,288		176,361
Noninterest income	436,842	(59,097	) (1)	377,745
Average earning assets	$7,918,068			$8,912,074
Net interest margin	5.74%			6.27%

For the year ended December 31, 1999:
Net interest income on a tax-equivalent basis	$463,431	$86,483		$549,914
Provision for loan losses	144,573	34,342		178,915
Noninterest income	303,920	(52,141	) (1)	251,779
Average earning assets	$7,117,622			$7,851,221
Net interest margin	6.51%			7.00%

(1)
Includes credit card securitization income and servicing fees which are classified in processing services income.

Real Estate

Total real estate loans outstanding were $2.3 billion and $2.1 billion at December 31, 2001 and 2000, respectively. The Company is diversified in its real estate lending by providing construction, permanent and land development financing to a variety of borrowers throughout the Company's operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa and Texas. These real estate loans are generally secured by the underlying property being financed. The Company regularly monitors concentrations of its real estate loans based on geography, loan type and borrower.

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

The level of loan delinquencies and charge-offs as of December 31, 2001 has increased from the December 31, 2000 levels due to the decline in the economy during 2001 which was intensified by the events of September 11, 2001. Delinquencies in non-credit card loans remain at lower levels which improves the overall delinquency rate for the Company. Although the level of nonaccrual loans has increased for non-credit card loans, management believes it has provided sufficient loan loss allowances for these loans. The forecast for bankruptcy losses and their resulting impact on the credit quality of credit card loans has become difficult to determine due to ongoing efforts in Congress. During 2001, credit card charge-offs related to bankruptcies constituted approximately 43% of principal credit card charge-offs. In addition, the recovery rate related to bankruptcy charge-offs is considerably less than other credit card charge-offs. At the present time, management cannot predict the outcome of the proposed bankruptcy legislative changes and the effects on future credit card charge-off rates related to bankruptcies. Continued economic uncertainty has resulted in a need for additional allowances for loan losses at December 31, 2001 compared to December 31, 2000.

The following table reflects the delinquency rates for the Company's total loan portfolio, credit card portfolio and non-credit card portfolio. An account is contractually delinquent if the minimum payment of principal or interest is not received by the specified due date. The overall delinquency rate as a percentage of total loans was 2.60% at December 31, 2001 compared with 2.53% at December 31, 2000.

Delinquent Loans:
	December 31, 2001		December 31, 2000

($ in thousands)

Total Loans		% of Loans		% of Loans
Loans outstanding	$6,953,529		$6,905,608
Loans delinquent:
30 - 89 days	$117,876	1.69%	$124,069	1.80%
90 days or more & still accruing	63,053.91%		50,081	0.73%

Total delinquent loans	$180,929	2.60%	$174,150	2.53%

Nonaccrual loans	$23,710.34%		$14,839.21%

Credit Cards Loans
Loans outstanding	$1,992,199		$2,214,474
Loans delinquent:
30 - 89 days	$68,685	3.45%	$61,323	2.77%
90 days or more & still accruing	53,607	2.69%	41,976	1.90%

Total delinquent loans	$122,292	6.14%	$103,299	4.67%

Nonaccrual loans	—	—	—	—

Non-Credit Card Loans
Loans outstanding	$4,961,330		$4,691,134
Loans delinquent:
30 - 89 days	$49,191.99%		$62,746	1.34%
90 days or more & still accruing	9,446.19%		8,105.17%

Total delinquent loans	$58,637	1.18%	$70,851	1.51%

Nonaccrual loans	$23,710.48%		$14,839.32%

The Company's policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other non-revolving consumer loans are charged off when they become 120 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The amounts reflected as delinquent loans in the table above include loan principal amounts related to loans for which interest, principal or both are past due. On a managed loan basis, the total credit card delinquency rate was 5.11% at December 31, 2001 compared to 4.23% at December 31, 2000.

The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. Net charge-offs for the Company's overall portfolio were $150.0 million for the year ended December 31, 2001 compared to $123.6 million for the same period in 2000. Net charge-offs as a percentage of average loans were 2.15% for 2001 compared to 1.90% for 2000. This increase in net charge-offs reflects $13.1 million related to the Company's agricultural loan portfolio resulting from two unrelated borrowers' fraudulent activities. The allowance as a percentage of loans was 1.70% as of December 31, 2001 compared to 1.52% as of December 31, 2000.

The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans and non-credit card loans:

	For the years ended December 31,
	2001		2000

($ in thousands)
Balance at January 1	$105,304		$106,484
Provision for loan losses	166,895		131,073
Addition due to acquisitions of loans	2,245		3,518
Reduction due to sales of loans	(5,928)		(12,210)
Loans charged off:
Credit card loans	(146,234)		(135,046)
Non-credit card loans	(25,221	) (1)	(11,260)
Loans recovered:
Credit card loans	17,852		19,584
Non-credit card loans	3,613		3,161

Total net charge-offs	(149,990)		(123,561)

Balance at December 31	$118,526		$105,304

Allowance as a percentage of loans	1.70%		1.52%

Total net charge-offs as a percentage of average loans	2.15%		1.90%

(1)
This amount includes net charge-offs of $13.1 million resulting from fraudulent activities by two unrelated agricultural borrowers.

Capital Resources and Liquidity Including "Off-Balance Sheet" Arrangements

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

The Company and its banking subsidiaries are required to maintain minimum capital in accordance with regulatory guidelines. Total capital of the Company and its banking subsidiaries are divided into two tiers:

  •
  Core ("Tier 1") capital, which includes common equity, minority interests in consolidated subsidiaries, less goodwill and certain identifiable intangibles

  •
  Supplementary ("Tier 2") capital, which includes hybrid capital instruments, subordinated debt, capital notes and the allowance for loan losses subject to certain limitations. Tier 2 capital is further limited to the total of the Tier 1 capital.

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

The Company monitors its capital on a regular basis. As of December 31, 2001, the Company and its banking subsidiaries are classified as well capitalized, the most favorable rating under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2001, that management believes have changed these categories. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the "well capitalized" category.

In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. In 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. A portion of these capital notes, along with a portion of the parent company's $15.6 million in capital notes outstanding as of December 31, 2001 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

Liquidity and Off-Balance Sheet Arrangements

Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, core deposit growth and wholesale funding. The Company's Asset Liability Management Committee is responsible for managing the liquidity of the Company and monitoring the current and forecasted balance sheet structures to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources.

The Company continues to place a priority on obtaining retail consumer deposits as its primary source of funding. The Company holds the largest market share for total bank deposits in many of the Nebraska communities which it serves including Omaha, Fremont, Columbus, Kearney, David City, North Platte, Alliance and Chadron. It also holds the largest bank market share in Fort Collins, Colorado, Overland Park, Kansas and most communities which it serves in South Dakota. The Company places in the top three for market share for deposit volume generated in Greeley, Colorado and Bellevue, Beatrice, Norfolk and Scottsbluff, Nebraska. Continuing the Company's philosophy of funding through core deposits, the Company completed its acquisition of Castle BancGroup in DeKalb, Illinois on January 31, 2002.

The Company has access to a variety of other funding sources to augment the total funding needs of the Company. Management evaluates the availability of its other funding sources on a regular basis. These other sources include securities sold under repurchase agreements, federal funds purchased, credit card-backed securitizations, Federal Home Loan Bank advances, other debt agreements, synthetic lease financing arrangements, and subordinated capital notes. Furthermore, the Company's investment portfolio is primarily comprised of U.S. Treasury and U.S. Agency securities. In accordance with the Company's investment strategy and policy, purchases of U.S. Government obligations throughout 2001 have been classified as held-to-maturity. This classification does not impact the Company's liquidity needs since the Company's held-to-maturity and available-for-sale securities are short-term and highly marketable, and also represent a source of collateral for additional liquidity needs.

Certain funding sources, such as Federal Home Loan Bank advances, are more readily accessible through collateralized borrowing arrangements and provide greater flexibility in funding opportunities. The Company had outstanding Federal Home Loan Bank advances of $300.9 million as of December 31, 2001 and $189.3 million as of December 31, 2000 with an additional borrowing capacity of $503.0 million at December 31, 2001.

The Company has a $125 million syndicated revolving credit facility for which there was no balance at December 31, 2001 and $23.0 million outstanding at December 31, 2000. As of December 31, 2001, there was no balance outstanding under a $10.0 million, short-term line of credit that the Company entered into in June 2001. The Company funded the $81.7 million acquisition of Castle BancGroup referred to above with a new $50.0 million three-year loan originated in January 2002, and funds from existing credit facilities and cash on hand.

The Company uses two distinct forms of off-balance sheet financing in the ordinary course of business. These forms of financing have been used since 1995. The first form is the utilization of synthetic leases to finance company-occupied space. The second form of off-balance sheet financing relates to the securitization of credit card loans originated and serviced by the Company.

Under the synthetic lease program, the Company has three different leases. One lease primarily covers a completed office building in First National Business Park that is occupied by the Company. Another lease primarily covers the Company's Technology Center. The last lease is for an office Tower under construction, for which the Company will be the primary occupant. The properties covered by these synthetic leases are owned by trusts that receive lease payments from the Company to service floating rate debt and provide a return to the equity holders in the trusts. At December 31, 2001 and 2000, the cost of the buildings financed through the leases totaled $294.2 million and $219.8 million, respectively. The Tower is expected to be substantially completed in 2002, and upon completion, the total cost of the buildings financed through all synthetic leases will be $345.8 million.

The Company uses these synthetic financing arrangements in order to obtain more favorable interest rates than a typical mortgage financing arrangement. The Company is obligated to occupy the space for the term of the lease. At the expiration of the lease the Company has three options. The Company can negotiate an extension of the lease terms in accordance with the terms of the synthetic lease, elect to purchase the property for an amount equal to the debt plus all outstanding amounts due under the synthetic lease (which approximates original cost), or elect to sell the property under the terms of the synthetic lease with a corresponding obligation to pay an amount up to the maximum needed to satisfy any debt the property owner may have on the buildings. These obligations are disclosed in footnote M of the consolidated financial statements.

The second form of off-balance sheet financing used by the Company to assist in its management of liquidity, interest rate risk and capital is referred to as "securitization". Under this method of financing, credit card loans are converted into securities which are sold to investors on a revolving basis. The Company's securitizations were treated as sales. This off-balance sheet sale treatment reduces the Company's required regulatory capital levels. At December 31, 2001 and 2000, the Company had $1.8 billion and $1.4 billion, respectively, of credit card loans which were originated and sold, with servicing retained by the Company. Of the $1.8 billion outstanding as of December 31, 2001, $850 million was issued in two term securitization facilities, and $928.5 million was outstanding through five conduit securitization facilities. In a conduit securitization, the Company's credit card loans are converted into securities and sold to commercial paper issuers which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility which may provide greater flexibility for liquidity needs. Term securitization structures are for a fixed amount and a fixed term. The Company's mixed use of conduit and term securitization structures facilitates management's liquidity and capital management strategies which consider a number of competing factors. The securitization facilities had $124.5 million in unused lines available for liquidity management purposes at December 31, 2001 compared to $130.0 million in unused lines available at December 31, 2000. The Company intends to renew or replace the outstanding conduit securitization facilities before the date they begin to amortize which is referred to in the table below as the maturity date. The total lines available and maturities for the credit card securitizations as of December 31, 2001 are as follows:

Available Issue Amount	Outstanding Amount	Type	Maturity Date

$148,351,648	$63,351,648	Conduit	June 30, 2002*
329,670,330	311,670,330	Conduit	January 1, 2003*
220,000,000	220,000,000	Conduit	June 30, 2005*
165,000,000	165,000,000	Conduit	September 30, 2005*
190,000,000	168,500,000	Conduit	November 1, 2005*
450,000,000	450,000,000	Term	November 17, 2003
400,000,000	400,000,000	Term	June 15, 2004

$1,903,021,978	$1,778,521,978

* subject to modification

The terms and conditions of securitizations have become more standardized over the years and include provisions requiring companies who sell loans in this manner to maintain a spread between the revenues received on the loans and expenses of the loans, including losses, interest paid to investors and loan servicing expenses. Failure to maintain adequate spreads may trigger the requirement to set aside cash flows generated from principal and interest collected on the loans in a collateral account which may then be used to pay off investors. The securitizations include covenants requiring the Company to maintain credit ratings at certain levels. Failure of the Company to maintain minimum credit ratings could also result in the requirement to set aside cash flows generated from principal and interest collected on the loans in a collateral account which may be used to pay off investors.

A significant risk associated with these off-balance sheet transactions is liquidity risk in the event of noncompliance with contractual provisions or maturity of these off-balance sheet financing arrangements or related liquidity lines. In the case of the leases, the liquidity risk would be managed by the issuance of a standard mortgage. The Company regularly reviews appraisals on the leased property to ensure a new mortgage could be issued to cover the Company's lease obligations. For the credit card securitization transactions, management has issued the outstanding securities via three distinct trusts, each with segregated assets. The creation of three trusts reduces the probability of a simultaneous event requiring the Company to obtain liquidity for new loan originations no longer sold into the securitization trusts.

Market Risk

The Company's primary market risk is the exposure to loss resulting from changes in interest rates. The mix of financial assets and liabilities and changes in market interest rates can significantly impact the Company's pre-tax income. The objective of the Company's Asset/Liability Management Committee is to manage interest rate risk and achieve reasonable stability in managed net interest income during various interest rate environments. Interest rate risk management strategies include lengthening or shortening the interest rate repricing of loans, investments, deposits and wholesale funding, or the use of derivatives. The primary measure used to analyze and manage interest rate risk is net interest income simulation models. Using this primary tool, management attempts to optimize the asset/liability mix to lessen the impacts of significant rate movements within a broad range of interest rate scenarios.

Simulation models are used to determine the impact of several interest rate scenarios on the Company's pre-tax income for future periods. Management monitors interest rate risk on a managed loan basis. Management has set policy guidelines specifying acceptable limits within which managed net interest income can fluctuate under various rate change scenarios. The following table reflects the expected impact to the Company's pre-tax income for scenarios that apply immediate changes in interest rates to projected interest-earning assets and interest-bearing liabilities for the following twelve months:

Scenario	$ in millions	% of pre-tax income

200 basis points rising	(23.0)	(17.1)%
100 basis points rising	(10.1)	(7.5)%
50 basis points falling	4.3	3.2%
100 basis points falling (1)	2.3	1.7%

(1) Changes beyond 100 basis points falling are unrealistic in the current rate environment

The significant amounts of net interest income at risk shown under the scenarios above are generated by the level of interest rates which existed at year-end. The above table assumes that management would take no action to address such risks. Under the present low interest rate levels, the Company's credit card loans have reached their "floor" rate. Therefore, a sudden rise in rates would not generate additional interest income on these credit card loans until rates have risen sufficiently to return those loans to a floating rate. A significant portion of the Company's variable rate credit card loans will begin to float again after interest rates increase 300 basis.

In response to the current market conditions, the Company has improved its modeling techniques and strategic planning to consider expanded interest rate scenarios. Additionally, the asset-liability management process is being further enhanced to consider changes in pricing and other strategies used by management for the retention of loan and deposit customers in a volatile rate environment. Management has also taken actions to manage interest rate risk by adjusting the maturities of new and renewed certificates of deposit, wholesale funds and the Company's investment portfolio.

First National of Nebraska and Subsidiaries
Selected Quarterly Financial Information (unaudited)

	For the quarters ended
	December 31,	September 30,	June 30,	March 31,

($ in thousands except share data)
2001
Total interest income	$197,934	$200,873	$198,673	$207,080
Net interest income	124,422	112,564	101,998	106,277
Net income	27,148	13,479	23,843	16,369
Basic earnings per common share	82.12	40.77	72.10	49.45
Diluted earnings per common share	81.16	40.30	71.28	48.94

2000
Total interest income	$222,156	$215,336	$200,840	$198,863
Net interest income	116,869	112,716	109,665	114,064
Net income	42,560	20,057	18,866	23,994
Basic earnings per common share	127.24	59.96	56.40	71.73
Diluted earnings per common share	127.24	59.96	56.40	71.73

First National of Nebraska and Subsidiaries
Selected Financial Data

	Years ended December 31,
	2001	2000	1999	1998	1997

($ in thousands except per share data)
Total interest income and noninterest income	$1,296,403	$1,274,037	$1,074,245	$1,094,319	$1,032,285
Provision for loan losses	166,895	131,073	144,573	173,311	201,494
Net income	80,839	105,477	92,361	86,492	75,187
Basic earnings per common share	244.42	315.33	276.02	258.19	220.68
Diluted earnings per common share	241.67	315.33	276.02	258.19	220.68
Cash dividends per share	47.09	46.47	38.72	35.00	33.76
Dividend payout ratio	19.5%	14.7%	14.0%	13.6%	15.3%
Total assets	9,752,261	9,283,314	8,560,444	8,187,815	7,332,021
Managed assets (1)	11,590,283	10,776,352	9,292,488	8,921,837	8,363,021
Average equity to average assets ratio	8.2%	7.9%	7.8%	7.4%	7.0%
Other borrowings	157,556	91,098	3,758	4,504	24,489
Capital notes	92,915	93,594	94,389	92,864	94,052
Federal Home Loan Bank advances	300,930	189,325	372,077	28,535	3,957

The Company's stock is traded over-the-counter.
Bid price quotes per share, high and low, by quarter (2)

	2001		2000
	High	Low	High	Low

1st quarter	$2,150	$1,975	$2,985	$1,875
2nd quarter	2,200	2,075	2,150	1,950
3rd quarter	2,490	2,175	2,275	2,080
4th quarter	2,475	2,360	2,153	1,800

Dividends per share

	2001	2000

1st quarter	$ 17.09	$ 16.47
2nd quarter	20.00	20.00
3rd quarter	10.00	10.00

Number of stockholders

As of January 28, 2002, there were 334,500 shares of common stock issued and outstanding which were held by 305 shareholders of record. The shareholders of record number does not reflect the persons or entities who hold their stock in nominee or "street" name.

(1)
Reported assets plus securitized credit card loans and credit card loans serviced for related parties
(2)
Sou rce: Kirkpatrick Pettis Inc., Omaha, Nebraska

Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's common stock experiences limited trading

Officers and Directors*
Bruce R. Lauritzen* Chairman
J. William Henry* President
Elias J. Eliopoulos* Executive Vice President
Dennis A. O'Neal* Executive Vice President
Daniel K. O'Neill* Senior Vice President Executive Vice President, Lauritzen Corporation
F. Phillips Giltner* Chairman Emeritus
Margaret Lauritzen Dodge* Finance Officer First National Bank of Omaha
Timothy D. Hart Secretary & Treasurer
Steven K. Ritzman Senior Vice President

Bruce R. Lauritzen*, Chairman
Elias J. Eliopoulos* President, Consumer Banking	J. William Henry* Executive Vice President	Dennis A. O'Neal* President, Corporate Banking

Joseph W. Barry	Senior Vice President, Consumer Bank
Nicholas W. Baxter*	Senior Vice President, First of Omaha Merchant Processing
Richard A. Frandeen*	Senior Vice President, Corporate Bank
Charles H. Fries, Jr.*	Senior Vice President, Corporate Bank
Thomas R. Haller*	Senior Vice President, Consumer Bank
Timothy D. Hart*	Senior Vice President, Secretary & Treasurer
Kenneth J. Kucera	Senior Vice President, Enterprise Application Services
John G. Langenfeld	Senior Vice President, Consumer Bank
Matthew W. Lawver	Senior Vice President, Consumer Bank
Frances A. Marshall*	Senior Vice President, Shared Services
Craig V. McGarry*	Senior Vice President, Wealth Management Group
Stephanie H. Moline	Senior Vice President, Corporate Bank
Russell K. Oatman*	Senior Vice President, First Financial Services
George F. Schmelzel	Senior Vice President, Consumer Bank
James C.C. Schmidt*	Senior Vice President, Technology Services

Margaret L. Dodge*	Finance Officer	John W. Irwin*
F. Phillips Giltner*	Chairman Emeritus	Robert W. Tritsch*
*Director

First National Bank Frisco Office (A Branch of First National Bank of Omaha)			Frisco, Texas

R. Chris Tompkins, President

First National Bank Loan Production Office		Lincoln, Nebraska

Richard L. Herink, President

First National Bank of Colorado		Boulder - Broomfield - Denver Longmont - Louisville - Westminster, Colorado

David M. Gilman, Chairman & President

Directors
Richard L. Byyny Dorothy A. Horrell, Ph.D. Thomas C. Stokes	Larry F. Frey Caroline J. Hoyt	Richard E. Geesaman, M.D. Earl McLaughlin	David M. Gilman Dennis A. O'Neal

First National Bank		Fort Collins - Loveland, Colorado

Thomas J. Gleason, Chairman		Mark P. Driscoll, President

Directors
Mark P. Driscoll Roger G. Gunlikson Merlin G. Otteman, M.D.	John A. Duffey Lucia A. Liley Stephen J. Schrader	Dwight L. Ghent Douglas E. Markley Wayne K. Schrader	Thomas J. Gleason Dennis A. O'Neal David L. Wood
Mark J. Soukup, Director Emeritus

First National Bank and Trust Company of Columbus		Columbus - Norfolk, Nebraska

John M. Peck, Chairman & President		James R. Mangels, President - Norfolk

Directors
James M. Bator Robert P. Loshbaugh Steven K. Ritzman Dwayne G. Smith	Donald N. Dworak James R. Mangels Richard A. Robinson	Randal J. Emrich Larry D. Marik Noyes W. Rogers	John F. Lohr John M. Peck Donald M. Schupbach

First National Bank of Kansas		Overland Park - Fairway - Olathe - Shawnee, Kansas

Stuart C. Lang, President

Directors
Linda A. Acker Mary Kay Horner	Ben T. Embry Stuart C. Lang	Blair L. Gogel James A. Polsinelli	J. William Henry Marilyn Scafe

First National Bank	North Platte - Alliance - Chadron - Gering - Scottsbluff, Nebraska

L.H. "Rick" Kolkman, President

Directors
Gary L. Conell, M.D. Daniel K. O'Neill	Orville A. Kaschke William C. Snodgrass	L.H. "Rick" Kolkman Gary M. Trego	Thomas L. Krepel, Ph.D. Ralph M. Tysdal

The Fremont National Bank and Trust Company		Fremont, Nebraska

David N. Simmons, Chairman & President

Directors
Kenneth D. Beebe Thomas J. Milliken	Jim A. Hoshor Bart E. Qualsett	Rodney K. Koerber, M.D. David N. Simmons	Helen J. Krause Neil A. Stanley

Platte Valley State Bank & Trust Company			Kearney, Nebraska

Wayne R. McKinney, Chairman			Mark A. Sutko, President

Directors
Jeff G. Beattie Robin W. Marshall Mark A. Sutko	Gerald L. Dulitz Wayne R. McKinney Gerald J. Tomka	Byron D. Hansen Daniel K. O'Neill Robert P. Sahling, Honorary	Peter G. Kotsiopulos John H. Schulte, M.D. Carl C. Spelts, Honorary

First National Bank South Dakota			Yankton - Huron - Mitchell - Woonsocket, South Dakota

Randall A. Johnson, President

Directors
Joseph W. Barry Randall A. Johnson	Mark R. Buche Joleen M. Smith		J. William Henry Jerry Thomsen

Union Colony Bank			Greeley - Brighton - Johnstown - Windsor, Colorado

Lawrence W. Menefee, Chairman			Thomas J. Flanagan, Jr., President

Directors
Victor J. Campbell Kay Kosmicki Robert A. Ruyle	George W. Doering James R. Listen Masoud S. Shirazi	Harold G. Evans Lawrence W. Menefee Michael V. Shoop	Thomas J. Flanagan, Jr. Dennis A. O'Neal F. Scott Thomas
John M. Todd	John C. Todd, Director Emeritus

Cornerstone Mortgage Company			Houston - Austin - Beaumont - Bryan - Conroe
Dallas - Frisco - Hurst - San Antonio - Sugarland Temple - Waco - Woodlands, Texas Scottsdale - Sierra Vista, Arizona Boulder - Broomfield - Denver - Ft. Collins - Loveland, Colorado

Marc N. Laird, President			Judith A. Belanger, Executive Vice President

Data Management Products			Omaha, Nebraska

James A. Mills, President
Michael J. Reynolds, Senior Vice President			Darren L. Snodgrass, Vice President

First Affinity Reinsurance Company, Ltd. First Agent Reinsurance Company, Ltd. First Premium Reinsurance Company, Ltd. First Standard Reinsurance Company, Ltd. First State Reinsurance Company, Ltd.			Nevis, West Indies

Michael P. Feimer, President			Jean L. Koenck, Vice President & Treasurer

First National Capital Markets	Omaha, Nebraska

Craig V. McGarry, Chairman	Todd L. Engle, President

First National Information Solutions	Omaha - Des Moines - Denver - Kansas City Minneapolis - St. Paul

Russell K. Oatman, Chairman	Kurtis H. Shedenhelm, President

Barry J. Lockhard, Vice President of Sales & Marketing Roberta Swedlund, Senior Account Executive

First National Services Corporation	Omaha, Nebraska

R. Ray Lockhart, Director of Risk Management
Paul J. Brinker, Director of Compliance David E. Harris, Director of Risk Consulting	Donald A. Fees, Director of Loan Review Robert J. Wuggazer, Director of Audit

First of Omaha Merchant Processing	Omaha, Nebraska

Nicholas W. Baxter, President
Christa M. Titus, Senior Vice President & Chief Financial Officer
Matt T. Minchow, Senior Vice President of Sales
Brian D. Ridder, Senior Vice President of Customer Service
Colleen M. Haack, Senior Vice President of Operations

First Technology Solutions	Omaha, Nebraska

Mark D. Waddington, President
Charles M. Huetter, Vice President of Operations	Kimberly M. Whittaker, Vice President of Sales

Gregory's Insurance, Inc.	Alliance, Nebraska

Daniel S. Contonis, Agent	Gary L. Tomlin, Agent

InfiCorp Holdings, Inc. InfiBank InfiStar Corporation	Atlanta, Georgia

Matthew W. Lawver, Chairman	Jerry D. Craft, President

Clay G. Battle, Chief Financial Officer
D. Andrew Mathieson, Managing Director, Credit Card Management
Ray S. Costner, Managing Director, Systems & Operations
Keith J. Floen, Managing Director, Credit Union Business Development

Platinum Recovery Solutions	Omaha, Nebraska

Joseph W. Barry, President
John A. Ostrowski, Managing Director	James W. Shanahan, Vice President

Whitetail Finance Company	North Platte - Fremont - Lexington - Scottsbluff, Nebraska Gillette, Wyoming Sterling, Colorado

DiAnn Kolkman, President

Banking Subsidiaries

First National Bank of Omaha is a national banking association founded in 1863. First National Bank of Omaha and its three wholly-owned nonbanking subsidiaries and two majority-owned nonbanking subsidiaries (the Bank) had reported assets as of December 31, 2001 in excess of $5.2 billion and is the largest bank headquartered in Nebraska. The Bank is engaged in general banking business and offers complete banking and trust services to retail, commercial, industrial and agricultural customers in Nebraska, Iowa, Kansas, South Dakota, Colorado, Texas, Wisconsin, Minnesota and other nearby states. The Bank offers demand deposits, certificates of deposits, individual retirement accounts and other products. The Bank also provides customers with trust services, safe deposit boxes, cash management and investment services. The Bank makes a variety of loans such as individual consumer loans (including credit card, installment and home equity loans), agricultural, real estate and commercial loans. The Bank has branch locations in Omaha, Bellevue, Beatrice, David City and Lincoln, Nebraska and Frisco, Texas.

In addition, the Company engages in general banking business through its ownership of the following banks and trust companies. The banks offer complete banking services to retail, commercial, industrial and agricultural customers.

Locations

First National Bank of Colorado	Boulder, Longmont, Louisville, Broomfield, Westminster and Denver, Colorado
First National Bank	Fort Collins and Loveland, Colorado
First National Bank of Kansas	Overland Park, Fairway, Olathe and Shawnee, Kansas
First National Bank	North Platte, Alliance, Chadron, Gering and Scottsbluff, Nebraska
First National Bank and Trust Company of Columbus	Columbus and Norfolk, Nebraska
Union Colony Bank	Greeley, Windsor, Johnstown and Brighton, Colorado
The Fremont National Bank and Trust Company	Fremont, Nebraska
Platte Valley State Bank & Trust Company	Kearney, Nebraska
First National Bank South Dakota	Yankton, Mitchell, Huron and Woonsocket, South Dakota
Castle Bank, National Association	DeKalb, Harvard, Sandwich, Sugar Grove, Plano, Sycamore and Yorkville, Illinois

Properties

The Bank owns a 22-story office building in Omaha, Nebraska where its primary corporate offices are located. The Bank also leases three facilities in Omaha which have recently been or are being constructed for its use: a 194,000 square foot Technology Center at 16th and Capitol Avenue, a 222,000 square foot office building in First National Business Park at 142nd and Dodge, and a one million square foot 40-story Tower at 16th and Dodge. The Tower is currently under construction and is expected to be substantially completed in 2002. These three facilities have served or will serve to consolidate multiple office locations into more centralized locations to enhance operating efficiencies for the Company. The leases for the Technology Center, Business Park and Tower have variable rental payments and expire in 2002, 2005 and 2006, respectively. At the expiration of the leases, the Company has three options. The Company can negotiate an extension of the lease terms in accordance with the terms of the synthetic lease, elect to purchase the property for an amount equal to the debt plus all outstanding amounts due under the synthetic lease (which approximates cost), or elect to sell the property under the terms of the synthetic lease with a corresponding obligation to pay an amount up to the maximum needed to satisfy any debt the property owner may have on the buildings. At December 31, 2001, the leases include residual value guarantees of, $67.6 million, $62.9 million and $165.8 million for the Technology Center, Business Park and Tower, respectively. The Company's banking business is operated in facilities located in Nebraska, South Dakota, Kansas, Colorado, Texas and Illinois. Refer to Banking Subsidiaries above for locations of branches. Of the 74 branch locations, 44 are owned by the Company and 30 are leased. The leases on these branches and other office space (assuming no renewals of exercise options) run through the year 2026. For more explanation or detail, please see Notes E, H and M to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations which are included on this Form 10-K.

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

CONSOLIDATED AVERAGE BALANCE SHEETS/INTEREST RATES AND DIFFERENTIAL  (1)

	2001

(in thousands)
	Average Balance	Interest	Average Rate

Assets
Interest-Earning Assets:
Loans and lease financing (2)	$6,973,521	$724,953	10.40%
Taxable securities	1,229,151	63,410	5.16%
Nontaxable securities (3)	33,322	2,609	7.83%
Federal funds sold and other short-term investments	372,398	14,501	3.89%

Total interest-earning assets	8,608,392	805,473	9.36%
Cash and due from banks	337,916	—	—
Other assets	493,168	—	—

Total assets	$9,439,476	—	—

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Interest-bearing deposits	$6,977,928	$326,942	4.69%
Federal funds purchased and securities sold under repurchase agreements	151,057	5,515	3.65%
Federal Home Loan Bank advances	271,690	13,499	4.97%
Other borrowings	138,723	6,263	4.51%
Capital notes	93,058	7,080	7.61%

Total interest-bearing liabilities	7,632,456	359,299	4.71%
Noninterest-bearing deposits	903,766	—	—
Other liabilities	125,816	—	—

Total liabilities	8,662,038	—	—
Total stockholders' equity	777,438	—	—

Total liabilities and stockholders' equity	$9,439,476	—	—

Net Interest Margin (4)	—	$446,174	5.18%

  (1)
  All significant intercompany balances have been eliminated in consolidation.

  (2)
  Calculated net of unearned income. Nonaccruing loans are included in the average loan and lease financing amount outstanding. No interest on these nonaccruing loans is included in the loans and lease financing interest income amount. Certain loan fees have been reclassified from interest income to processing services income for the prior years presented to conform to 2001 presentation. Loan fee income of $111.8 million, $93.1 million and $87.5 million are included for 2001, 2000 and 1999, respectively.

  (3)
  Calculated on a tax equivalent basis with a 35% marginal tax rate in 2001, 2000 and 1999.

  (4)
  Reflects the effect of interest on nontaxable securities calculated on a tax equivalent basis with a 35% marginal tax rate in 2001, 2000 and 1999.

2000			1999

Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

$6,505,669	$755,032	11.61%	$5,741,204	$694,073	12.09%
1,110,913	63,890	5.75%	1,164,931	65,504	5.62%
37,713	2,942	7.80%	22,919	1,830	7.98%
263,773	16,361	6.20%	188,568	9,557	5.07%

7,918,068	838,225	10.59%	7,117,622	770,964	10.83%
339,825	—	—	318,749	—	—
462,592	—	—	384,184	—	—

$8,720,485	—	—	$7,820,555	—	—

$6,565,103	$351,315	5.35%	$5,943,070	$284,482	4.79%
168,447	9,847	5.85%	173,321	8,394	4.84%
177,995	10,482	5.89%	128,472	7,162	5.57%
73,734	5,069	6.87%	5,316	391	7.36%
93,798	7,168	7.64%	92,657	7,104	7.67%

7,079,077	383,881	5.42%	6,342,836	307,533	4.85%
860,321	—	—	771,652	—	—
96,393	—	—	93,446	—	—

8,035,791	—	—	7,207,934	—	—
684,694	—	—	612,621	—	—

$8,720,485	—	—	$7,820,555	—	—

—	$454,344	5.74%	—	$463,431	6.51%

INTEREST RATE AND VOLUME CHANGES

The following table presents the changes in interest income and interest expense and the amounts attributable to changes in volume and changes in rates (1):

	2001-2000			2000-1999

(in thousands)
	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect

Interest-Earning Assets:
Loans and lease financing (2)	$(30,079)	$51,987	$(82,066)	$60,959	$89,576	$(28,617)
Taxable securities	(480)	6,444	(6,924)	(1,614)	(3,084)	1,470
Nontaxable securities (3)	(333)	(344)	11	1,112	1,157	(45)
Federal funds sold and other short-term investments	(1,860)	5,420	(7,280)	6,804	4,358	2,446

Total interest-earning assets	(32,752)	63,507	(96,259)	67,261	92,007	(24,746)
Interest-Bearing Liabilities:
Interest-bearing deposits	(24,373)	21,168	(45,541)	66,833	31,426	35,407
Federal funds purchased and securities sold under repurchase agreements	(4,332)	(934)	(3,398)	1,453	(242)	1,695
Federal Home Loan Bank advances	3,017	4,853	(1,836)	3,320	2,897	423
Other borrowings	1,194	3,364	(2,170)	4,678	4,705	(27)
Capital notes	(88)	(56)	(32)	64	87	(23)

Total interest-bearing liabilities	(24,582)	28,395	(52,977)	76,348	38,873	37,475

Net Interest Margin	$(8,170)	$35,112	$(43,282)	$(9,087)	$53,134	$(62,221)

(1)
Variances attributable to rate and volume were calculated as follows:

A.
A volume variance is the change in volume times the prior period rate.
B.
A rate variance is the change in rate times the prior period volume.
C.
The remaining variance is due to a combination of rate and volume changes. The unallocated portion of the total change has been pro-rated into volume and rate components.

(2)
Certain loan fees have been reclassified from interest income to processing services income for the prior years presented to conform to 2001 presentation.

(3)
Calculated on a tax equivalent basis with a 35% marginal tax rate in 2001, 2000 and 1999.

LOAN PORTFOLIO

For the years ended December 31, loans were comprised of the following:

	2001	2000	1999	1998	1997

(in thousands)
Individual consumer (1) (2)	$2,739,620	$2,920,604	$3,077,084	$3,237,021	$2,820,269
Real estate - mortgage	1,673,979	1,516,400	1,176,024	959,904	794,167
Commercial and financial (2)	1,134,257	1,159,850	1,111,407	783,416	706,651
Agricultural	682,600	663,422	534,004	427,274	408,602
Real estate - construction	649,786	546,405	303,836	234,757	196,720
Lease financing	80,389	101,988	80,196	73,726	75,637
Other	16,473	17,530	31,181	29,956	8,936

Gross loans	6,977,104	6,926,199	6,313,732	5,746,054	5,010,982
Less:
Allowance for loan losses	118,526	105,304	106,484	121,877	128,990
Unearned income	23,575	20,591	15,429	13,450	13,380

Net loans	$6,835,003	$6,800,304	$6,191,819	$5,610,727	$4,868,612

Percent of loans in each category to gross loans for the years ended December 31 were as follows:

	2001	2000	1999	1998	1997

Individual consumer (1) (2)	39.3%	42.2%	48.7%	56.4%	56.3%
Real estate - mortgage	24.0%	21.9%	18.6%	16.7%	15.8%
Commercial and financial (2)	16.2%	16.7%	17.6%	13.6%	14.1%
Agricultural	9.8%	9.6%	8.5%	7.4%	8.2%
Real estate - construction	9.3%	7.9%	4.8%	4.1%	3.9%
Lease financing	1.2%	1.5%	1.3%	1.3%	1.5%
Other	0.2%	0.2%	0.5%	0.5%	0.2%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Individual consumer loans consists primarily of credit card loans.
(2)
Certain commercial credit card loans have been reclassified from commercial and financial to individual consumer for the prior years presented to conform to 2001 presentation.

The following table presents consolidated loan maturities as of December 31, 2001 by ranges based upon contract dates. Also included for loans maturing after one year are the amounts which have predetermined interest rates and floating or adjustable interest rates.

				DUE AFTER ONE YEAR
	One Year or Less	After One Through Five Years	After Five Years	Predetermined Interest Rates	Adjustable Interest Rates

(in thousands)
Individual consumer	$2,262,910	$420,060	$56,650	$457,613	$19,097
Real estate - mortgage	435,131	667,251	571,597	828,329	410,519
Commercial and financial	744,271	336,744	53,242	174,953	215,033
Agricultural	479,384	177,850	25,366	172,292	30,924
Real estate - construction	306,546	293,115	50,125	114,857	228,383
Lease financing	20,406	52,212	7,771	59,983	—
Other	13,921	1,884	668	1,426	1,126

RISK ELEMENTS

Nonaccrual, Restructured and Past Due Loans

	As of December 31,
	2001	2000	1999	1998	1997

(in thousands)
Nonaccrual loans	$23,710	$14,839	$11,766	$7,027	$5,289
Restructured loans (1)	887	675	776	114	258

Total nonaccrual and restructured loans (2)	24,597	15,514	12,542	7,141	5,547
Loans past due 90 days or more (3)	63,053	50,081	58,809	72,482	66,221

Total nonaccrual, restructured and past due loans	$87,650	$65,595	$71,351	$79,623	$71,768

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

(2)
The gross amount of interest income which would have been recorded on these loans for the year ended December 31, 2001 if such loans had been current is $2.3 million. The amount of interest income on these loans included in net income for the same year is $1.1 million.

(3)
Does not include loans classified in the nonaccrual and restructured loans category.

Potential Problem Loans

The following table presents potential problem loans categorized by loan type. Potential problem loans include all loans that are classified by management as substandard and doubtful less nonaccrual loans, restructured loans and loans past due 90 days or more.

For the year ended December 31, 2001

(in thousands)
Individual consumer	$ 3,501
Real estate - mortgage	14,997
Commercial and financial	31,219
Agricultural	15,749
Real estate - construction	1,476
Lease financing	789
Other	160

$67,891

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the changes in the allowance for loan losses for the years ended December 31 is as follows:

	2001	2000	1999	1998	1997

(in thousands)
Balance beginning of year	$105,304	$106,484	$121,877	$128,990	$104,812
Provision for loan losses	166,895	131,073	144,573	173,311	201,494
Addition due to acquisitions of loans	2,245	3,518	3,054	13,035	10,895
Reduction due to sales of loans	(5,928)	(12,210)	—	(8,990)	—
Loans charged off:
Individual consumer	(155,134)	(143,277)	(189,485)	(211,855)	(211,509)
Real estate - mortgage	(279)	(521)	(11)	(202)	(60)
Commercial and financial	(1,493)	(1,796)	(1,164)	(1,134)	(1,607)
Agricultural	(13,738)	(233)	(201)	(71)	(103)
Real estate - construction	—	(374)	—	—	—
Lease financing	(62)	(24)	(57)	(63)	(50)
Other	(749)	(81)	(339)	—	(19)

Total loans charged off	(171,455)	(146,306)	(191,257)	(213,325)	(213,348)
Loans recovered:
Individual consumer	20,560	21,920	27,340	27,894	24,324
Real estate - mortgage	342	135	34	64	90
Commercial and financial	302	471	402	546	536
Agricultural	106	83	307	137	157
Real estate - construction	11	—	—	—	—
Lease financing	54	31	75	10	18
Other	90	105	79	205	12

Total loans recovered	21,465	22,745	28,237	28,856	25,137

Total net charge-offs	(149,990)	(123,561)	(163,020)	(184,469)	(188,211)

Balance end of year	$118,526	$105,304	$106,484	$121,877	$128,990

Average amount of loans outstanding	$6,973,521	$6,505,669	$5,741,204	$5,440,079	$5,122,678

Ratio of net charge-offs to average loans outstanding	2.15%	1.90%	2.84%	3.39%	3.67%

Loan loss allowance by loan category for the years ended December 31 was as follows:

	2001	2000	1999	1998	1997

(in thousands)
Individual consumer	$79,301	$72,848	$75,012	$98,218	$105,808
Real estate - mortgage	8,444	7,882	7,190	5,379	6,053
Commercial and financial	16,273	12,114	13,780	9,663	9,070
Agricultural	6,957	6,402	6,043	5,417	5,032
Real estate - construction	4,355	3,821	2,726	1,682	1,979
Lease financing	1,183	536	523	485	443
Other	2,013	1,701	1,210	1,033	605

Total	$118,526	$105,304	$106,484	$121,877	$128,990

DEPOSITS

Average deposits for the years ended December 31 were as follows:

	2001		2000		1999

	Amount	Rate	Amount	Rate	Amount	Rate

(in thousands)
Average Deposits
Noninterest-bearing demand deposits	$903,766	0.0%	$860,321	0.0%	$771,652	0.0%
Interest-bearing demand deposits	738,045	1.5%	660,597	2.0%	606,572	1.8%
Interest-bearing savings deposits	1,950,006	3.3%	1,827,136	5.0%	1,703,035	4.2%
Time deposits	4,289,877	5.9%	4,077,370	6.0%	3,633,463	5.6%

Average total deposits	$7,881,694		$7,425,424		$6,714,722

Maturities of certificates of deposit and other time deposits issued in amounts of $100,000 or more as of December 31, 2001 were as follows:

	Time CD's	Other Time

(in thousands)
Three months or less	$335,111	$9,957
Over three months through six months	172,048	—
Over six months through twelve months	203,394	111
Over twelve months	204,247	1,500

Total	$914,800	$11,568

SHORT-TERM BORROWINGS

Transactions in short-term borrowings are summarized below:

	Outstanding at Year-end	Average Daily Amount Outstanding	Maximum Outstanding Month-End Balance	Weighted Average Interest Rate During the Year	Weighted Average Interest Rate at Year-end

(in thousands)
2001
Federal funds purchased and securities sold under repurchase agreements(1)	$157,767	$151,057	$203,549	3.65%	1.90%
2000
Federal funds purchased and securities sold under repurchase agreements (1)	$156,805	$168,447	$236,251	5.85%	5.93%
1999
Federal funds purchased and securities sold under repurchase agreements (1)	$341,485	$173,321	$341,485	4.85%	4.42%

(1)
The majority of federal funds purchased and securities sold under repurchase agreements mature each day and are replaced by a new issue.

EQUITY COMPENSATION PLAN

A new deferred compensation plan was adopted in 2000 to provide participants with the opportunity to invest performance and bonus awards in options for the purchase of shares in mutual funds or Company stock. Senior management directing that some or all of their performance or bonus awards be invested in options to acquire shares of the Company's common stock, purchase these options by applying the performance or bonus award in an amount equal to 50% of the fair market value of the Company's common stock on the date the option is acquired. The exercise price of the options will equal the greater of 50% of the fair market value of the Company's common stock on the date of exercise or 25% of the fair market value of the Company's common stock on the date the option was acquired. Performance awards under this deferred compensation plan are subject to 7-year vesting schedules and may be 100% vested upon termination of employment after the participant attains age 60 and completes five years of service, or if while employed by the Company, the participant attains age 65, dies or becomes totally and permanently disabled. Voluntary elective bonus deferrals relating to bonus awards vest immediately. Options acquired under the deferred compensation plan may not be exercised until vested and options acquired with performance awards are subject to further exercise restrictions while the participants remain employed by the Company.

Outstanding options under equity compensation plans are summarized below:

Plan category	(a) Number of securities to be distributed upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future distribution under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	4,596 (1)	$1,190 (2)	N/A (1)

(1)
Shares to be acquired upon exercise of oustanding options are currently issued and outstanding and will be acquired from shares held in a trust account for the Company's related deferred compensation plan or purchased from the open market as needed.

(2)
The exercise price of the options will equal the greater of 50% of the fair market value of the Company's common stock on the date of exercise or 25% of the fair market value of the Company's common stock on the date the option was acquired.

EXHIBITS

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

3(i)	Amended and Restated Articles of Incorporation of the parent company, incorporated by reference to Exhibit 3(i) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
3(ii)	Amended and Restated Bylaws of the parent company, incorporated by reference to Exhibit 3(ii) to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
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
10(d)	First National Bank of Omaha Senior Management Stock Option Plan is incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10(e)	First National Bank of Omaha Senior Management Option Plan is incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
13	Annual Report to Shareholders of the Company for the fiscal year ended December 31, 2001 is filed herewith.
21	Subsidiaries of the Company.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA, INC.

/s/ Bruce R. Lauritzen by: Bruce R. Lauritzen* Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 2002.
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

QuickLinks

First National of Nebraska and Subsidiaries Performance Trends
First National of Nebraska and Subsidiaries Financial Highlights
First National of Nebraska and Subsidiaries Consolidated Statements of Financial Condition
First National of Nebraska and Subsidiaries Consolidated Statements of Income
First National of Nebraska and Subsidiaries Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders' Equity
First National of Nebraska and Subsidiaries Consolidated Statements of Cash Flows
First National of Nebraska and Subsidiaries Notes to Consolidated Financial Statements Years Ended December 31, 2001, 2000 and 1999
First National of Nebraska (parent company only) Condensed Statements of Financial Condition
First National of Nebraska (parent company only) Condensed Statements of Operations
First National of Nebraska (parent company only) Condensed Statements of Cash Flows
Management's Discussion and Analysis of Financial Condition and Results of Operations
First National of Nebraska and Subsidiaries Selected Quarterly Financial Information (unaudited)
First National of Nebraska and Subsidiaries Selected Financial Data