Form 10-Q
period 2002-03-31
FIRST NATIONAL OF NEBRASKA INC
filed 2002-05-14
CIK 36725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002, or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 10, 2002, the number of outstanding shares of the registrant's common stock ($5.00 par value) was 334,500.

Part I.    FINANCIAL INFORMATION

Part I.    Item 1.    Financial Statements

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Financial Condition

	March 31, 2002	December 31, 2001
(in thousands except share and per share data)	(unaudited)
Assets
Cash and due from banks	$376,881	$530,586
Federal funds sold and other short-term investments	210,483	221,107

Total cash and cash equivalents	587,364	751,693
Investment securities:
Available-for-sale (amortized cost $391,326 and $304,555)	390,774	306,237
Held-to-maturity (fair value $1,352,154 and $1,230,343)	1,346,392	1,216,064
Federal Home Loan Bank stock and other securities, at cost	35,782	33,806

Total investment securities	1,772,948	1,556,107
Loans	7,091,021	6,977,104
Less: Allowance for loan losses	122,972	118,526
Unearned income	23,496	23,575

Net loans	6,944,553	6,835,003
Premises and equipment, net	218,286	184,647
Goodwill, net	129,127	94,840
Other assets	324,545	329,971

Total assets	$9,976,823	$9,752,261

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$1,105,276	$1,227,196
Interest-bearing	7,154,864	6,863,577

Total deposits	8,260,140	8,090,773
Federal funds purchased and securities sold under repurchase agreements	189,817	157,767
Federal Home Loan Bank advances	321,873	300,930
Other borrowings	126,418	157,556
Other liabilities	153,425	135,264
Capital notes	85,621	92,915

Total liabilities	9,137,294	8,935,205
Stockholders' equity:
Common stock, $5 par value, 346,767 shares authorized, 334,500 shares issued and outstanding	1,673	1,673
Additional paid-in capital	2,511	2,511
Retained earnings	835,726	811,805
Accumulated other comprehensive income (loss)	(381)	1,067

Total stockholders' equity	839,529	817,056

Total liabilities and stockholders' equity	$9,976,823	$9,752,261

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2002	2001
(in thousand except share and per share data)
Interest income:
Interest and fees on loans and lease financing	$174,616	$188,999
Interest on securities:
Taxable interest income	14,544	14,385
Nontaxable interest income	666	448
Interest on federal funds sold and other short-term investments	1,334	3,794

Total interest income	191,160	207,626

Interest expense:
Interest on deposits	57,214	93,181
Interest on federal funds purchased and securities sold under repurchase agreements	778	1,533
Interest on Federal Home Loan Bank advances	3,865	2,669
Interest on other borrowings	874	1,651
Interest on capital notes	1,762	1,769

Total interest expense	64,493	100,803

Net interest income	126,667	106,823
Provision for loan losses	35,325	29,447

Net interest income after provision for loan losses	91,342	77,376
Noninterest income:
Processing services	57,854	55,736
Credit card securitization income	27,189	15,329
Deposit services	9,851	8,216
Trust and investment services	6,433	5,738
Gain on sale of mortgage loans	6,120	3,239
Miscellaneous	12,806	13,478

Total noninterest income	120,253	101,736

Noninterest expense:
Salaries and employee benefits	79,162	69,702
Marketing, communications and supplies	23,043	22,084
Professional services	15,993	13,583
Equipment rentals, depreciation and maintenance	14,330	13,023
Net occupancy expense of premises	10,997	12,275
Processing expense	8,001	7,900
Amortization of intangibles	2,979	5,327
Loan servicing expense	6,210	2,508
Miscellaneous	6,392	6,341

Total noninterest expense	167,107	152,743

Income before income taxes	44,488	26,369
Income tax expense:
Current	14,684	9,416
Deferred	2,204	584

Total income tax expense	16,888	10,000

Net income	$27,600	$16,369

Basic earnings per common share	$83.50	$49.45

Diluted earnings per common share	$82.51	$48.94

Basic common shares outstanding	330,532	331,034

Diluted common shares outstanding	334,500	334,500

Cash dividends declared per common share	$11.00	$17.09

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2002	2001
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,600	$16,369
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	35,325	29,447
Depreciation and amortization	10,254	12,786
Provision for deferred taxes	2,204	584
Origination of mortgage loans for resale	(461,772)	(259,058)
Proceeds from the sale of mortgage loans for resale	552,356	213,031
Other asset and liability activity, net	22,274	(10,811)

Net cash flows from operating activities	188,241	2,348
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received(1)	(59,392)	(891)
Maturities of securities available-for-sale	225,948	187,575
Sales of securities available-for-sale	25,624	—
Purchases of securities available-for-sale	(200,000)	(120)
Maturities of securities held-to-maturity	148,106	50,249
Purchases of securities held-to-maturity	(276,045)	(280,485)
Redemption of FHLB stock and other securities	813	—
Purchases of FHLB stock and other securities	(335)	(5,848)
Net change in loans	185,380	(170,610)
Credit card securitization activities, net	(14,000)	(43,505)
Purchases of loan portfolios	(7,776)	(48,598)
Purchases of premises and equipment	(32,139)	(13,738)
Other, net	1,144	1,381

Net cash flows from investing activities	(2,672)	(324,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(338,180)	106,872
Net change in federal funds purchased and securities sold under repurchase agreements	25,950	(58,344)
Issuance of FHLB advances	9,256	192,000
Principal repayments on FHLB advances	(4,813)	(87,319)
Issuance of other borrowings	291,121	214,560
Principal repayments on other borrowings	(322,259)	(158,066)
Principal repayments on capital notes	(7,294)	(397)
Cash dividends paid	(3,679)	(5,717)

Net cash flows from financing activities	(349,898)	203,589

Net change in cash and cash equivalents	(164,329)	(118,653)
Cash and cash equivalents at beginning of period	751,693	815,451

Cash and cash equivalents at end of period	$587,364	$696,798

Cash paid during the period for:
Interest	$67,806	$101,939
Income taxes	2,399	18,360

(1)
In acquisitions during 2002, the Company acquired non-cash assets of $560.1 million and assumed liabilities of $535.0 million.

See Notes to Consolidated Financial Statements.

FIRST NATIONAL OF NEBRASKA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

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

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with these consolidated financial statements.

Note B: Earnings per Common Share

        The following table provides the information used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
(in thousands except share data)
Net Income	$27,600	$16,369
Average common shares outstanding	334,500	334,500
Less: Average shares held for executive deferred compensation plan	2,223	1,932
Average shares held in employee stock trust	1,745	1,534

Average common shares outstanding used in basic earnings per share	330,532	331,034
Add: Dilutive effect of shares held for deferred compensation plans	3,968	3,466

Average common shares outstanding used in diluted earnings per share	334,500	334,500

Note C: Comprehensive Income

        Comprehensive income is defined as the period's change in the equity of a business enterprise from transactions and other events or circumstances from nonowner sources. Comprehensive income consists of net income and the change in unrealized appreciation or depreciation of available-for-sale securities. The following table reflects consolidated statements of comprehensive income for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
(in thousands except share data)
Net Income	$27,600	$16,369
Other comprehensive income (loss), before tax
Net unrealized holding gains (losses) on available-for-sale securities	(1,808)	5,340
Less: Reclassification adjustment for net gains realized in net income	426	49

Other comprehensive gain (loss), before tax	(2,234)	5,291
Less: Income tax expense (benefit) for other comprehensive gain (loss)	(786)	1,902

Other comprehensive gain (loss), net of tax	(1,448)	3,389

Comprehensive income	$26,152	$19,758

Note D: Credit Card Activities

        The Company sells credit card loans, which are converted into securities and sold to investors, a process referred to as securitization. In credit card securitizations, designated pools of credit card loans, including related allowances for credit losses, are removed from the balance sheet and a security is sold to investors. In all of these transactions, the Company retains servicing responsibilities and receives annual servicing fees, which are classified in processing services income. The average servicing fee is approximately two percent of the outstanding balances of the credit card loans securitized. The Company also retains rights to future cash flows arising after investors have received the return for which they are entitled. These retained interests are known as interest-only strips ("IO strips") and are subordinate to investor's interests. The value of the IO strips are subject to credit, prepayment and interest rate risks on the underlying credit card loans sold. The investors have no recourse to the Company's assets for failure of debtors to pay. However, as contractually required, the Company may designate certain accounts, known as spread accounts, to be used as collateral for the benefit of investors.

        During the revolving period of a credit card securitization, additional gains are recognized as additional credit card loans are sold. During the three months ended March 31, 2002 and 2001, the Company recognized pretax gains of $23.3 million and $10.8 million, respectively, on securitizations of credit card receivables. As of March 31, 2002, the fair value of interest-only strips was $35.6 million compared to $34.5 million at December 31, 2001.

Note E: Acquisitions

        The Company completed its acquisition of 100% of the outstanding stock of Castle BancGroup, Inc. on January 31, 2002. Castle BancGroup Inc., which was renamed to First National of Illinois, Inc. ("FNII") upon acquisition, is the parent company and 100 percent owner of Castle Bank, N.A. The acquisition will allow the Company to expand its presence in the Midwest since Castle Bank, N.A. currently serves customers through 10 banking offices west of suburban Chicago, Illinois. The consolidated results of FNII's operations have been included in the Company's consolidated financial statements since January 1, 2002, the effective date of the acquisition.

        The aggregate purchase price was $81.7 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of valuing certain intangible assets, thus the allocation of the purchase price is subject to refinement. Currently, all intangibles are included in the goodwill amount below and will be separately identified prior to December 31, 2002.

January 1, 2002
(in thousands)
Cash and due from banks	$22,270
Investment securities	140,108
Loans	399,943
Goodwill	34,287
Other assets	20,056

Total assets acquired	616,664
Deposits	507,547
Federal funds purchased and securities sold under repurchase agreements	6,100
Federal Home Loan Bank advances	16,500
Other liabilities	4,856

Total liabilities assumed	535,003

Net assets acquired	$81,661

        Proforma results of operations for the three months ended March 31, 2001 (as if the acquisition of Castle BancGroup, Inc. had been completed as of January 1, 2001) would not materially impact the Company's reported results of operations for that period.

Note F: Goodwill and Intangible Assets

        The Company has recognized goodwill and other intangibles as a result of various acquisitions. Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets associated with merger and acquisition transactions. Historically, the Company has amortized goodwill on a straight-line basis over periods up to 25 years whether or not the asset value was declining. At January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized but reviewed for impairment at least annually. In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. During the quarter ended March 31, 2002, the Company completed its initial assessment of the goodwill impairment test using the requirements of Statement No. 142. The results indicate that the fair value exceeded the recorded value at January 1, 2002, and therefore, no write-down of goodwill was recognized during the quarter ended March 31, 2002. On an ongoing basis, absent any impairment indicators, the Company expects to perform the goodwill impairment test during the fourth quarter, in connection with the annual budgeting process.

        As mentioned above, the Company has recorded other identifiable intangible assets as a result of past transactions. These intangibles will continue to be amortized over their expected lives using straight-line and accelerated methods as appropriate. The following tables reflect the components of the Company's intangible assets, the estimated amortization expense for the next five years, as well as proforma consolidated results for the quarter ended March 31, 2002.

        The table below reflects the components of intangible assets subject to amortization:

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Purchased credit card relationships	$97,923	$56,406	$96,941	$53,796
Core deposit intangibles	15,195	8,649	15,195	8,316
Other intangibles	740	225	700	188

Total	$113,858	$65,280	$112,836	$62,300

        The current estimated amortization expense for each of the five succeeding years ending December 31 is as follows:

(in thousands)
2002	$11,223
2003	8,845
2004	7,030
2005	5,336
2006	4,228

        The following table reflects proforma consolidated results adjusted as though the adoption of Statement No. 142 occurred January 1, 2001:

	Three Months Ended March 31,
	2002	2001
(in thousands except per share data)
Net Income as reported	$27,600	$16,369
Add: goodwill amortization, net of tax	—	1,418

Adjusted net income	$27,600	$17,787

Basic earnings per common share as reported	$83.50	$49.45
Add: goodwill amortization, net of tax	—	4.28

Adjusted basic earnings per common share	$83.50	$53.73

Diluted earnings per common share as reported	$82.51	$48.94
Add: goodwill amortization, net of tax	—	4.24

Adjusted diluted earnings per common share	$82.51	$53.18

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

        Unless otherwise noted, all financial information is presented on a reported loan basis and is derived from the accompanying consolidated financial statements. References to managed loans includes securitized credit card loans and credit card loans serviced for related parties which have been removed from the reported balance sheet in accordance with generally accepted accounting principles. The Company's most significant accounting policies that involve the use of estimates and assumptions are related to the allowance for loan losses and credit card securitizations.     The policy for the allowance for loan losses is described in the later section titled "Asset Quality" and the accounting policy for credit card securitizations is described in the later section titled "Loan Portfolio-Credit Card". The judgments and uncertainties affecting these policies could result in materially different amounts under different conditions or using different assumptions.

Results of Operations

Overview

        Net income for the quarter ended March 31, 2002 was $27.6 million, an increase of $11.2 million, or 68.6%, from $16.4 million reported for the same period in 2001. Diluted earnings per common share increased to $82.51 for the quarter ended March 31, 2002 from $48.94 per diluted common share for the same period last year. Net income for the quarter ended March 31, 2002 was positively impacted by growth in the Company's net interest margin primarily as a result of the Company's credit card loans reaching their contractual interest rate floors during 2001, the downward repricing of interest-bearing liabilities, and the acquisition of Castle BancGroup, Inc. in January 2002.

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

        On a reported loan basis, the Company continues to experience a reduction in credit card loans as a percentage of total loans primarily as a result of its credit card securitization activities since March 31, 2001. For an enhanced understanding of the trends impacting net interest income, it is also helpful to analyze performance on a managed loan basis by adding data related to securitized loans to reported loans. See the later section titled "Credit Card Securitizations" for an expanded comparative presentation of financial information on a reported and a managed loan basis.

        The following table presents a summary of net interest income on a tax-equivalent basis related to average earning assets and net interest margin on both a reported and a managed loan basis. Managed loan financial information includes credit card loans that have been securitized and credit card loans that are serviced for related parties.

	Three Months Ended March 31,
	2002	2001
($ in thousands)
Reported:
Net interest income on a tax-equivalent basis	$127,026	$107,064
Average earning assets	9,063,687	8,363,941
Net interest margin (annualized)	5.68%	5.19%
Managed:
Net interest income on a tax-equivalent basis	$185,091	$144,234
Average earning assets	10,894,476	9,833,075
Net interest margin (annualized)	6.89%	5.95%

        Under GAAP, the Company no longer reports net interest income on securitized and sold credit card loans. If these loans had not been accounted for as a sale, net interest income and provision for loan losses would have been greater and noninterest income would have been reduced by a net corresponding amount. Net interest income would have been greater by $58.1 million and $37.1 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Correspondingly, for the same periods, the provision for loan losses would have been greater by $23.4 million and $16.0 million and noninterest income would have been reduced by $34.7 million and $21.1 million, as disclosed later in the section titled "Credit Card Securitizations".

        As discussed below, the Company's net interest income was positively impacted by downward repricing of interest-bearing liabilities versus the stabilized repricing of the Company's loan portfolio. The Company's floating rate liabilities were affected by the decreases occurring in the level of interest rates nationally, while the Company's variable rate credit card loans reached their contractual interest rate floors in 2001. The decline in average gross yield on interest-earning assets was offset by a significant reduction in the average cost of interest-bearing liabilities, from 5.5% for the three months ended March 31, 2001 to 3.3% for the three months ended March 31, 2002.

        The following table presents the quarterly yield and net interest margin trends for 2001 and 2002:

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002
(Annualized and on a tax-equivalent basis)
Reported:
Interest-earning assets	10.08%	9.21%	9.15%	9.06%	8.57%
Interest-bearing liabilities	5.49%	5.02%	4.53%	3.83%	3.32%
Net interest margin	5.19%	4.74%	5.13%	5.70%	5.68%

        The Federal Reserve's reductions of the targeted Federal Funds rates from 6.50% at December 31, 2000 to 1.75% at March 31, 2002 caused a downward repricing of the Company's variable rate loans. Nearly all of the Company's variable rate credit card loans had reached their contractual interest rate floors as of June 30, 2001. Therefore the impact of later rate reductions on interest-earning assets was lessened since these variable rate loans act as fixed rate loans when they reach their contractual interest rate floors.

        The Company primarily funds its loans with certificates of deposit, money market deposit accounts and floating rate wholesale funds. These interest-bearing liabilities have also repriced downward consistent with the Federal Reserve rate reductions, and as a result of stabilized yields on interest-earning assets since June 2001, the Company has recognized an improved net interest margin.

Provision for loan losses

        The provision for loan losses is charged against earnings to cover both current period net loan charge-offs and to maintain the allowance for loan losses at an acceptable level to cover losses inherent in the portfolio as of the reporting date. For the three months ended March 31, 2002, the provision for loan losses increased $5.9 million, or 20.0%, to $35.3 million compared to $29.4 million for the same period in 2001. This increase in the provision for loan losses is reflective of the increase in credit card loan delinquencies and net loan charge-offs that have occurred due to a weakening economy. Management's estimates of losses inherent in the portfolio has resulted in a need for additional allowances for loan losses at March 31, 2002 compared to March 31, 2001. For further discussion related to allowance for loan losses, see the section titled "Asset Quality".

Noninterest income and expense

        Increases in noninterest income and expense as reflected in the following tables primarily relate to the Company's growth initiatives which have taken place since March 31, 2001. The Company has expanded into new markets in Dallas, Texas, Denver, Colorado, and Lincoln, Nebraska. Additionally, the Company expanded into Illinois, west of suburban Chicago, through the acquisition of Castle BancGroup, Inc. in January 2002.

	Three Months Ended March 31,
			% Increase (Decrease)
	2002	2001
($ in thousands)
Noninterest income:
Processing services	$57,854	$55,736	3.8%
Credit card securitization income	27,189	15,329	77.4%
Deposit services	9,851	8,216	19.9%
Trust and investment services	6,433	5,738	12.1%
Gain on sale of mortgage loans	6,120	3,239	88.9%
Miscellaneous	12,806	13,478	(5.0)%

Total noninterest income	$120,253	$101,736	18.2%

	Three Months Ended March 31,
			% Increase (Decrease)
	2002	2001
($ in thousands)
Noninterest expense:
Salaries and employee benefits	$79,162	$69,702	13.6%
Marketing, communication and supplies	23,043	22,084	4.3%
Professional services	15,993	13,583	17.7%
Equipment rentals, depreciation and maintenance	14,330	13,023	10.0%
Net occupancy expense of premises	10,997	12,275	(10.4)%
Processing expense	8,001	7,900	1.3%
Amortization of intangibles	2,979	5,327	(44.1)%
Loan servicing expense	6,210	2,508	147.6%
Miscellaneous	6,392	6,341.8%

Total noninterest expense	$167,107	$152,743	9.4%

        Processing services income includes fees related to processing credit card products issued by the Company, fees collected from merchants for credit card transaction processing, and servicing income related to securitized loans. The increase in processing services for the quarter ended March 31, 2002 was due to increased servicing fees related to securitized credit card loans as a result of the greater volume of loans securitized during 2002 as compared to the same period in 2001. These increases in securitization volumes also resulted in increases in securitization gains of $12.5 million, which is included in credit card securitization income. The increase in gains on sales of mortgage loans in 2002 was primarily due to increased mortgage loan originations as a result of the interest rate environment and the addition of new mortgage offices since March 31, 2001.

        Salaries and employee benefits increased primarily due to the Company's growth initiatives since March 31, 2001. The 10.4% decrease in net occupancy expense is a result of lower rent expense for office space occupied under the Company's synthetic leases. The rent expense under these leases is based on a floating interest rate, which has decreased consistent with interest rates nationally. Amortization of intangibles has decreased due to the discontinuation of goodwill amortization as a result of the adoption of Statement No. 142. The increase in loan servicing expense for the three months ended March 31, 2002 resulted primarily from the recognition of a rebate from a credit card association during the first quarter of 2001.

Loan Portfolio

        The Company is diversified in its lending by providing financing to a variety of borrowers throughout the Company's operating regions in Nebraska, Colorado, Kansas, South Dakota, Iowa, Texas and Illinois. Non-credit card loans are generally secured by underlying real estate, business assets, personal property and personal guarantees. The following table reflects the diversification of the Company's lending activities:

	March 31, 2002	December 31, 2001
(in thousands)
Credit card	$1,816,288	$1,992,199
Commercial and financial	1,203,918	1,134,257
Real estate—commercial	887,552	762,043
Individual consumer	770,254	747,421
Real estate—residential	784,850	802,769
Real estate—construction and land development(1)	703,243	649,786
Agricultural	711,957	682,600
Real estate—agriculture	120,944	109,167
Lease financing	72,738	80,389
Other	19,277	16,473

Gross loans	7,091,021	6,977,104
Less:
Allowance for loan losses	122,972	118,526
Unearned income	23,496	23,575

Net loans	$6,944,553	$6,835,003

(1)
Real estate—construction and land development at March 31, 2002 and December 31, 2001 was comprised of the following:

	March 31, 2002	December 31, 2001
(in thousands)
Commercial construction	$256,523	$255,522
Residential land development	136,012	124,218
Multi-family construction	94,060	83,375
Residential construction	103,688	86,335
Commercial land development	112,960	100,336

Real estate—construction and land development	$703,243	$649,786

        The Company acquired credit card loan portfolios totaling $7.2 million during the three months ended March 31, 2002.

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

        For the three months ended March 31, 2002, credit card securitization income includes gains on securitized credit card loans of $23.3 million, interest income on IO strips of $1.9 million, and the effects of changes in the fair value of the IO strips of $2.0 million.

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

	March 31, 2002			December 31, 2001
	Reported	Securitized and serviced for related Parties	Managed	Reported	Securitized and serviced for related parties	Managed
($ in thousands)
As of Period End:
Total loans outstanding	$7,067,525	$1,824,022	$8,891,547	$6,953,529	$1,838,022	$8,791,551
Total credit card loans outstanding	$1,816,288	$1,824,022	$3,640,310	$1,992,199	$1,838,022	$3,830,221
Credit card loans as a percentage of total loans	25.7%		40.9%	28.7%		43.6%
Year-to-Date Average:
Total loans outstanding	$7,120,632	$1,830,789	$8,951,421	$6,973,521	$1,612,470	$8,585,991
Total credit card loans outstanding	$1,880,547	$1,830,789	$3,711,336	$2,130,788	$1,612,470	$3,743,258
Credit card loans as a percentage of total loans	26.4%		41.5%	30.6%		43.6%

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Reported	Credit Card Securitizations	Managed	Reported	Credit Card Securitizations	Managed
($ in thousands)
Net interest income on a tax-equivalent basis:	$127,026	$58,065	$185,091	$107,064	$37,170	$144,234
Provision for loan losses	35,325	23,381	58,706	29,447	16,048	45,495
Noninterest income	120,253	(34,684)	85,569	101,736	(21,122)	80,614
Average Earning Assets:	$9,063,687		$10,894,476	$8,363,941		$9,833,075
Net interest margin (annualized)	5.68%		6.89%	5.19%		5.95%

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

        The level of loan delinquencies and charge-offs as of March 31, 2002 has increased from the March 31, 2001 levels due to the decline in the economy since early 2001, which was intensified by the events of September 11, 2001. Delinquencies in non-credit card loans remain at lower levels which improves the overall delinquency rate for the Company. Although the level of nonaccrual loans has increased for non-credit card loans, management believes it has provided sufficient loan loss allowances for these loans. The forecast for bankruptcy losses and their resulting impact on the credit quality of credit card loans has become difficult to determine due to ongoing efforts in Congress to amend current bankruptcy laws. During the first quarter of 2002, credit card charge-offs related to bankruptcies constituted approximately 36% of year-to-date principal credit card charge-offs. In addition, the recovery rate related to bankruptcy charge-offs is considerably less than other credit card charge-offs. At the present time, management cannot predict the outcome of the proposed bankruptcy legislative changes and the effects on future credit card charge-off rates related to bankruptcies. Continued economic uncertainty may result in a need for additional allowances for loan losses during the remainder of 2002.

        The following table reflects the delinquency rates for the Company's total loan portfolio, credit card portfolio and non-credit card portfolio. An account is contractually delinquent if the minimum payment of principal or interest is not received by the specified due date. The overall delinquency rate as a percentage of total loans was 2.63% at March 31, 2002 compared with 2.60% at December 31, 2001.

Delinquent Loans:

	March 31, 2002		December 31, 2001
		% of Loans		% of Loans
($ In thousands)
Total Loans
Loans outstanding	$7,067,525		$6,953,529
Loans delinquent:
30 — 89 days	$124,852	1.77%	$117,876	1.69%
90 days or more & still accruing	60,934.86%		63,053	0.91%

Total delinquent loans	$185,786	2.63%	$180,929	2.60%

Nonaccrual loans	$30,112.43%		$23,710.34%

Credit Cards Loans
Loans outstanding	$1,816,288		$1,992,199
Loans delinquent:
30 — 89 days	$57,894	3.19%	$68,685	3.45%
90 days or more & still accruing	53,917	2.97%	53,607	2.69%

Total delinquent loans	$111,811	6.16%	$122,292	6.14%

Nonaccrual loans	—	—	—	—

Non-Credit Card Loans
Loans outstanding	$5,251,237		$4,961,330
Loans delinquent:
30 — 89 days	$66,958	1.28%	$49,191.99%
90 days or more & still accruing	7,017.13%		9,446.19%

Total delinquent loans	$73,975	1.41%	$58,637	1.18%

Nonaccrual loans	$30,112.57%		$23,710.48%

        The Company's policy is to charge off credit card loans and consumer lines of credit when they become 180 days contractually past due. Generally, other non-revolving consumer loans are charged off when they become 120 days contractually past due. Net loan charge-offs include the principal amount of losses resulting from borrowers' unwillingness or inability to pay, in addition to bankruptcies, deceased borrowers and account settlements less current period recoveries of previously charged off loans. The amounts reflected as delinquent loans in the table above include loan principal amounts related to loans for which interest, principal or both are past due. On a managed loan basis, the total credit card delinquency rate was 5.22% at March 31, 2002 compared to 5.11% at December 31, 2001.

        The allowance for loan losses is intended to cover losses inherent in the Company's loan portfolio as of the reporting date. On a monthly basis, the Company evaluates its allowance for loan losses based upon a review of collateral values, delinquencies, nonaccruals, payment histories and various other analytical and subjective measures relating to the various loan portfolios within the Company. Net charge-offs for the Company's overall portfolio were $36.0 million for the three months ended March 31, 2002 compared to $32.3 million for the same period in 2001. Net charge-offs as a percentage of average loans were .51% for the three months ended March 31, 2002 compared to 0.46% for the same period last year. The allowance as a percentage of loans was 1.74% as of March 31, 2002 compared to 1.44% as of March 31, 2001.

        The following table presents the activity in the Company's allowance for loan losses with a breakdown of charge-off and recovery activity related to credit card loans.

Allowance for Loan Losses:

	For the Three Months Ended March 31,
	2002	2001
($ in thousands)
Balance at January 1	$118,526	$105,304
Provision for loan losses	35,325	29,447
Addition due to acquisitions of loans	5,150 (1)	745
Loans charged off:
Credit card loans	(38,691)	(32,289)
All other loans	(2,772)	(5,480)
Loans recovered:
Credit card loans	4,366	4,559
All other loans	1,068	912

Total net charge-offs	(36,029)	(32,298)

Balance at March 31	$122,972	$103,198

Allowance as a percentage of loans	1.74%	1.44%

Total net charge-offs as a percentage of average loans	.51%	0.46%

(1)
Includes allowance for loan losses associated with the acquisition of Castle BancGroup, Inc. in January 2002.

Capital Resources and Liquidity Including "Off-Balance Sheet" Arrangements

Capital Resources

        The Company's primary source of capital is its retained earnings. The Company has historically retained approximately 85% of net income in capital to fund growth of future operations and to maintain capital standards. The parent company receives dividends from its banking subsidiaries which are subject to regulatory restrictions.

        The Company and its banking subsidiaries are required to maintain capital in accordance with regulatory guidelines. Total capital of the Company and its banking subsidiaries are divided into two tiers:

  •
  Core ("Tier 1") capital, which includes common equity, minority interests in consolidated subsidiaries, less goodwill and certain identifiable intangibles

  •
  Supplementary ("Tier 2") capital, which includes hybrid capital instruments, subordinated debt, capital notes, and the allowance for loan losses subject to certain limitations. Tier 2 is further limited to the total of the Tier 1 capital.

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

        The Company monitors its capital on a regular basis. As of March 31, 2002, the Company and its banking subsidiaries are classified as well capitalized, the most favorable rating under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2002, that management believes have changed these categories. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital of 10%, Tier I risk-based capital of 6% and Tier I leverage capital of 5%. The Company intends to maintain sufficient capital in each of its banking subsidiaries for them to remain in the "well capitalized" category.

        In 1995, First National Bank of Omaha issued $75 million in 15 year subordinated capital notes. In 1999, another banking subsidiary of the Company issued $2.3 million in capital notes related to the acquisition and merger of a bank. A portion of these capital notes, along with a portion of the parent company's $8.3 million in capital notes outstanding as of March 31, 2002 issued in connection with the Company's previous acquisitions, count towards meeting the required capital standards, subject to certain limitations.

Liquidity and Off-Balance Sheet Arrangements

        Adequate liquidity levels are necessary to ensure that sufficient funds are available for loan growth and deposit withdrawals. These funding needs are offset by funds generated from loan repayments, investment maturities, core deposit growth and wholesale funding. The Company's Asset/Liability Management Committee is responsible for managing the liquidity of the Company and monitoring the current and forecasted balance sheet structures to ensure anticipated funding needs can be met at a reasonable cost. Contingency plans are in place to meet unanticipated funding needs or loss of funding sources.

        The Company continues to place a priority on obtaining retail consumer deposits as its primary source of funding. The Company holds the largest market share for total bank deposits in many of the Nebraska communities which it serves including Omaha, Fremont, Columbus, Kearney, David City, North Platte, Alliance and Chadron. It also holds the largest bank market share in Fort Collins, Colorado, Overland Park, Kansas and Yankton, Mitchell and Woonsocket, South Dakota. The Company places in the top three for market share for deposit volume generated in Greeley, Colorado and Bellevue, Beatrice, Norfolk and Scottsbluff, Nebraska. Continuing the Company's philosophy of community banking and funding through core deposits, the Company completed its acquisition of Castle BancGroup, Inc. in DeKalb, Illinois on January 31, 2002. Castle Bank, N.A. holds the largest bank market share for total deposits in DeKalb, Illinois.

        The Company has access to a variety of other funding sources to augment the total funding needs of the Company. Management evaluates the availability of its other funding sources on a regular basis. These other sources include credit card-backed securitizations, Federal Home Loan Bank advances, synthetic lease financing arrangements, securities sold under repurchase agreements, federal funds purchased, other debt agreements, and subordinated capital notes. Furthermore, the Company's investment portfolio is primarily comprised of U.S. Treasury and U.S. Agency securities. In accordance with the Company's investment strategy and policy, purchases of U.S. Government obligations during the first quarter of 2002 have been classified as held-to-maturity. This classification does not impact the Company's liquidity needs since the Company's held-to-maturity and available-for-sale securities are short-term and highly marketable, and also represent a source of collateral for additional liquidity needs.

        Certain funding sources, such as Federal Home Loan Bank advances, are more readily accessible through collateralized borrowing arrangements and provide greater flexibility in funding opportunities. The Company had outstanding Federal Home Loan Bank advances of $321.9 million as of March 31, 2002 and $300.9 million as of December 31, 2001 with an additional borrowing capacity of $575.1 million at March 31, 2002.

        The Company has a $125 million syndicated revolving credit facility for which there was $5 million outstanding at March 31, 2002 and no balance outstanding at December 31, 2001. As of March 31, 2002 and December 31, 2001, there was no balance outstanding under a $10.0 million, short-term line of credit that the Company entered into in June 2001. The Company funded the $81.7 million acquisition of Castle BancGroup, Inc. referred to above with a new $50.0 million three-year loan originated in January 2002, and funds from existing credit facilities and cash on hand.

        The Company uses two distinct forms of off-balance sheet financing in the ordinary course of business. These forms of financing have been used since 1995. The first form is the utilization of synthetic leases to finance company-occupied buildings. The second form of off-balance sheet financing relates to the securitization of credit card loans originated and serviced by the Company.

        Under the synthetic lease program, the Company has three different leases. One lease primarily covers a completed office building in First National Business Park that is occupied by the Company. Another lease primarily covers the Company's Technology Center. The last lease is for an office Tower under construction, for which the Company will be the primary occupant. The properties covered by these synthetic leases are owned by trusts that receive lease payments from the Company to service interest expense on floating rate debt and provide a return to the equity holders in the trusts. At March 31, 2002 and December 31, 2001, the cost of the buildings financed through the leases totaled $292.6 million and $294.2 million, respectively. The decrease was principally attributable to repurchasing certain assets from the trust under the Company's repurchase option. The Tower is expected to be substantially completed in 2002, and upon completion, the total cost of the buildings financed through all synthetic leases is estimated to be $339.0 million.

        The Company uses these synthetic financing arrangements in order to obtain more favorable interest rates than a typical mortgage financing arrangement. The Company is obligated to occupy the space for the term of the lease. At the expiration of the lease the Company has three options. The Company can negotiate an extension of the lease terms in accordance with the terms of the synthetic lease, elect to purchase the property for an amount equal to the outstanding debt plus all other amounts due under the synthetic lease (which approximates the original cost plus any unpaid operating expenses), or elect to sell the property under the terms of the synthetic lease with a corresponding obligation to satisfy any outstanding amounts due under the lease up to the maximum residual guarantee amount contained in the corresponding lease.

        The second form of off-balance sheet financing used by the Company to assist in its management of liquidity, interest rate risk and capital is referred to as "securitization". Under this method of financing, credit card loans are converted into securities which are sold to investors on a revolving basis. The Company's securitizations were treated as sales. This off-balance sheet sale treatment reduces the Company's required regulatory capital levels. At March 31, 2002 and December 31, 2001, the Company had $1.7 billion and $1.8 billion, respectively, of credit card loans which were originated and sold, with servicing retained by the Company. Of the $1.7 billion outstanding as of March 31, 2002, $850 million was issued in two term securitization facilities, and $914.5 million was outstanding through five conduit securitization facilities. In a conduit securitization, the Company's credit card loans are converted into securities and sold to commercial paper issuers which pool the securities with those of other issuers. The amount securitized in a conduit structure is allowed to fluctuate within the terms of the facility which may provide greater flexibility for liquidity needs. Term securitization structures are for a fixed amount and a fixed term. The Company's mixed use of conduit and term securitization structures facilitates management's liquidity and capital management strategies which consider a number of competing factors. The securitization facilities had $138.5 million in unused lines available for liquidity management purposes at March 31, 2002 compared to $124.5 million in unused lines available at December 31, 2001. The Company intends to renew or replace the outstanding conduit securitization facilities before the date they begin to amortize which is referred to in the table below as the maturity date. The total lines available and maturity dates for the credit card securitizations as of March 31, 2002 are as follows:

Available Issue Amount	Outstanding Amount	Type	Maturity Date
$148,351,648	$63,351,648	Conduit	June 30, 2002 *
329,670,330	311,670,330	Conduit	January 1, 2003 *
220,000,000	220,000,000	Conduit	June 30, 2005 *
165,000,000	165,000,000	Conduit	September 30, 2005 *
190,000,000	154,500,000	Conduit	November 1, 2005 *
450,000,000	450,000,000	Term	November 17, 2003
400,000,000	400,000,000	Term	June 15, 2004

$1,903,021,978	$1,764,521,978

  *
  subject to modification

        The terms and conditions of securitizations have become more standardized over the years and include provisions requiring companies who sell loans in this manner to maintain a spread between the revenues received on the loans and expenses of the loans, including losses, interest paid to investors and loan servicing expenses. Failure to maintain adequate spreads may trigger the requirement to set aside cash flows generated from collections on the loans in a separate account which may then be used to pay off investors. The securitizations include covenants requiring the Company to maintain credit ratings at certain levels. Failure of the Company to maintain minimum credit ratings could also result in the requirement to set aside cash flows generated from collections on the loans in a separate account which may be used to pay off investors.

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

        The Financial Accounting Standards Board is developing an exposure draft to address when an entity should consolidate another entity, including properties owned by trusts in synthetic lease arrangements. Such proposed changes would not limit the use of synthetic leases or affect the liquidity of the Company, but may require the Company to record the property and debt of the trust on the Company's consolidated statement of financial condition.

Item 3. Market Risk

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

        Simulation models are used to determine the impact of several interest rate scenarios on the Company's pre-tax income for future periods. Management monitors interest rate risk on a managed loan basis. Management has set policy guidelines specifying acceptable limits within which managed net interest income can fluctuate under various rate change scenarios. The following table reflects the expected impact to the Company's pre-tax income for scenarios that apply immediate changes in interest rates to projected interest-earning assets and interest-bearing liabilities for the twelve-month period ending March 31, 2003.

Scenario	$ in millions	% of pre-tax income
200 basis points rising	(27.5)	(15.2)%
100 basis points rising	(17.1)	(9.5)%
50 basis points falling	8.5	4.7%
100 basis points falling(1)	8.3	4.6%

  (1)
  Changes beyond 100 basis points falling are unrealistic in the current rate environment

        The significant amounts of net interest income at risk shown under the scenarios above are generated by the level of interest rates which existed at quarter-end. The above table assumes that management would take no action to address such risks. Under the present low interest rate levels, the Company's credit card loans have reached their "floor" rate. Therefore, a sudden rise in rates would not generate additional interest income on these credit card loans until rates have risen sufficiently to return those loans to a floating rate. A significant portion of the Company's variable rate credit card loans will begin to float again after short-term interest rates increase 300 basis points.

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
(b) Reports on Form 8-K
On February 1, 2002, the registrant filed a press release on report Form 8-K, Item 5, to announce the closing of the acquisition of Castle BancGroup, Inc. and releasing the earnings of and other information with respect to the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL OF NEBRASKA, INC.
By:	/s/ TIMOTHY D. HART Timothy D. Hart Secretary and Treasurer, Principal Accounting and Financial Officer	Date:	May 10, 2002

QuickLinks

Part I. FINANCIAL INFORMATION
  Part I. Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES